Form 10KSB
period 1996-04-30
DIGITRAN SYSTEMS INC /DE
filed 1996-08-08
CIK 876134

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-KSB
[x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended April 30, 1996

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file Number: 1-11034

DIGITRAN SYSTEMS, INCORPORATED
(Name of small business issuer in its charter)

	Delaware                                          72-0861671
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)

	90 North 100 East
	Logan, Utah                                      84321
(Address of principal executive offices)              (Zip  Code)

Issuer's telephone number: (801) 752-9067

Securities registered under Section 12(b) of the Exchange Act:

						   Name of each exchange on
Title of each class                                which registered

Common Stock $.01 Par value                        None
Series 1 Class A 8% Cumulative
 Convertible Preferred Stock                       None

Securities registered under Section 12(g) of the Exchange Act:
	NONE

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES  [X]   NO  [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State Issuer's revenues for its most recent fiscal year:
						1996 - $3,441,366


State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price as reported on the American Stock Exchange has been indeterminable within the past 60 days as there has been no market in thecan Stock Exchange has not permitted trading to recommence.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at July 31, 1996 there were 8,282,069 shares of the Registrant's Common Stock and 2,000,000 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes  [ ]; No  [X]

Documents Incorporated by reference: None

PART I

ITEM 1  DESCRIPTION OF BUSINESS


History

Digitran Systems, Incorporated is a holding company, incorporated under the laws of Delaware in 1985, that conducts all of its business operations through Digitran, Inc. Digitran, Inc., a wholly owned subsidiary of Digitran Systems, Incorporated was formed under the laws of the State of Louisiana in 1979. In 1992 it reincorporated in the State of Utah. As used in "ITEM 1 DESCRIPTION OF BUSINESS" the term "Company" refers to the combined operations of Digitran Systems, Incorporated and Digitran, Inc.


The Company

The Company primarily develops, manufactures and markets simulator training systems which can be used to train personnel in the petroleum, maritime, construction and trucking industries. The Company began marketing its first simulator training systems in 1979 and currently markets a variety of simulator training systems including crane operating simulators, petrochemical operations simulator training systems and a heavy duty truck simulator.


Going Concern Qualification

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company, as well as an officer and director, is a defendant in a lawsuit alleging securities fraud and misrepresentations of financial information relating to the Company's 1992
Form 10-K and other public disclosure. Management and the Company's legal counsel have met with plaintiffs in an effort to settle the dispute utilizing unissued common stock of the Company. While the Company has successfully settled with one group of plaintiffs, it is not possible at this time to predict the success of management's efforts at achieving a global settlement.
As discussed in Note 18 to the financial statements, the uncertainty surrounding this lawsuit raises substantial doubt about the ability of the Company to continue in existence. Management's plans with regards to this matter are described in Note 1 to the financial statements. See "ITEM 7 - FINANCIAL STATEMENTS".


Simulator Training Systems

The Company's simulator training systems generally consist of an instructor's console, various student consoles, visual subsystem, motion subsystem, sound subsystem, cab controls and instrumentation, hardware interface computers and main simulation computers. The entire set of mechanical, electronic and computer subsystems are controlled by the operating system and simulation software. The simulators are designed and manufactured by Digitran engineers to appear, feel and work like the real-world equipment that is being simulated.

The Company believes that training simulators offer higher quality and more diverse training opportunities than the actual equipment can provide. In a simulator, safety risks during the training period to personnel, equipment, and cargo are eliminated. In addition, the operating costs of a simulator in the petroleum and crane markets the Company has entered are lower than the costs associated with using actual equipment dedicated to training. In the truck market higher costs of the simulator, compared to actual equipment costs, are believed to be offset by the potential for higher volume usage and the ability to simulate conditions which would be too dangerous or are unavailable for actual training.

Crane Operations Simulator Training Systems. The Company has developed simulator training systems to train operators of various types of cranes for use in the maritime and construction industries. These include, but are not limited to, training systems for a Dock Gantry Container Single Lift Crane, a Twin Lift Dock Gantry Container Crane, a Rubber Tire Gantry Crane, a Ship Pedestal Crane, a Ship Gantry Container Crane, a Lattice Crane, a Truck Mounted Telescope Crane, a Truck Mounted Lattice Crane, a Tower Crane and an Offshore Lattice Pedestal Crane.

The Company believes that within the crane industry there are two major concerns regarding the operation of cranes, namely safety and efficiency, and that there is a drive to improve overall levels of safety within the industry, thus reducing the risk of injury and damage. In addition, it is believed that the industry desires to operate as efficiently as possible. The Company believes its crane simulation equipment can improve both crane operation safety and efficiency.

The Company believes that many of those within the crane industry are also concerned about the liabilities associated with a crane accident. A crane simulator is a tool available to help prevent a crane accident and also can provide evidence documenting a crane driver's skill level. Thus, a crane operating entity can assess the skill levels of their crane drivers and can document the level of training that the crane drivers have received.

The Company's crane simulation systems provide customers with simulation equipment that can be tailored to specific needs of each customer. The universal cab featured in the crane simulators enables a company to train operators on a wide variety of cranes. The universal cab features interchangeable control panels designed to closely resemble crane controls.
In addition, the cab enables users to simulate many different kinds of cranes with the same system. Generally, as training needs change, users may add additional training capabilities to their simulator without having to purchase an entirely new cab and motion base. The instructor's console is designed to be easily learned and operated and requires little previous knowledge of computers. The hydraulic motion system is designed to imitate the variety of movements an operator experiences in an actual crane.

Included within the simulation experience is the capability to modify and complicate a scenario so that it resembles actual working conditions. The Company's crane operations simulator training systems have been designed to give the trainee hands-on experience in picking up and moving cargo loads under varying normal, abnormal and emergency conditions and to develop the hand-eye coordination needed to operate a large crane. Once a trainee has completed a simulation scenario, the computer analyzes his performance and generates a printed summary for review. The Company's simulators are created with the possibility of future upgrades to include additional training applications.

Petrochemical Operations Simulator Training Systems. The market for simulator training systems for the petrochemical industry originated in the mid-1970's and grew in response to increased use of advanced technologies in petrochemical operations. Because of the high costs of accidents in the petrochemical industry, particularly in off-shore locations, there has been an interest in training petrochemical production and engineering personnel in order to reduce accidents caused by operator error.

The Company manufactures and markets various simulator training systems for training personnel in petrochemical drilling and production operations. These systems are used to train field, engineering and management personnel in well pressure control, production and work-over operations, safety, directional drilling, fluid circulating system operations and mud monitoring operations.

The Company's petrochemical operations simulator training systems include a Rig Floor Simulator, a Portable Drilling and Well Control Simulator, a Production and Workover Simulator and a Portable Production and Workover Simulator. The Digitran Rig Floor Simulator is a full-sized drilling and well control simulator. It is designed to train both experienced and inexperienced personnel in day-to-day operations and emergency situations. The Rig Floor Simulator can be used to train personnel in drilling techniques, blowout prevention and a number of optional activities including cementing, directional drilling, mud analysis and treatment, and drill stem testing. The simulator is used to teach the operation of individual control panels such as the draw works, choke and blow out prevention (BOP) panels. Simulator classes may vary in size from one student to an entire rig crew. The Company also has a well systems simulator training system consisting of a small, portable version of the Company's full-scale rig floor simulator training system. This portable well control training simulator is designed to simulate land and off-shore well control functions and problems. The Production and Workover Simulator
(PAWS) is a training aid in both the procedures and theory of Production and Workover operations. Forward and reverse circulation, reservoir flow testing, bullheading, lubricate and bleed, formation testing, formation fracturing, equipment failures and other situations can be simulated. The Production and Workover Simulator is available in both full-sized and standard portable versions.


Truck Operations Simulation Systems.

The Company has developed a heavy duty truck simulator for use in training drivers in varying types of truck use, from over-the-road hauling using single, double, triple and tanker trailers, to localized applications such as those found within ports, terminals and airports. The truck simulator consists of a truck cab, motion base, projection screen and instructor's console similar to those found in the Company's crane simulation systems.

The truck simulator, as the truck simulator is called, is equipped with an operator's cab which offers interchangeable left-hand and right-hand driving modes for domestic and international compatibility. The cab is positioned on hydraulic actuators located underneath the simulator cab which provides vibrations present under normal driving conditions, jolts during rough driving conditions, and motion caused by braking, accelerating, turning and skidding.

In addition, the driver trainee views computer generated, textured images on a wrap-around screen with rear-view insets. The visual system offers the driving students the ability to view such things as oncoming vehicles, road hazards, weather conditions, and details such as highway markers. The truck simulator offers the ability to train drivers in highway, rural, mountain and urban terrains. The system also includes an instructor's console, giving the instructor control over all simulation parameters such as problem situations and environmental conditions, allowing the instructor to view the entire simulation from the console. The system may be installed in a 48-foot long climate-controlled trailer for transportation to various training sites, or in a permanent facility.

Management believes that the truck simulator will be useful to the trucking industry in the screening of drivers for aptitude and ability. Thus, as with the crane simulator, the truck operating entities can assess the skill levels of their drivers and can document the level of training that the drivers have received.

Through the use of the Company's graphics technology and its expertise developed in its other simulators, the Company may tailor the simulation system to the needs of respective customers. Graphics scenarios, truck cabs and other facets of the simulation experience can be customized to suit each customer's specific requirements.

The Company has completed and is continuing to work towards the completion of training curriculum for the trucking industry which combines simulation, interactive video technology, and classroom techniques to provide training to the new and the experienced driver. See "ITEM 1 - BUSINESS - Research and Development."

The Company entered into a partnership, during the fiscal year ended April 30, 1995, with two Canadian trucking companies to utilize the truck simulator in several training centers throughout Canada over the course of the next few years. This partnership resulted in the creation of a truck driver training center, Trucksafe Learning Center (TLC), in Edmonton, Alberta Canada.
See "ITEM 7 - FINANCIAL STATEMENTS - Note 9."


Crane, Petroleum and Truck Sales

During the year ending April 30, 1996 crane simulator systems accounted for over 93% of the company's sales, petrochemical operations simulator systems accounted for approximately 5% and truck simulators accounted for less than
2% of the Company's sales.    During the year ending April 30, 1995 the
crane simulator systems were 52.2%, petrochemical operations were 21.8% and truck simulators were 26% of total sales for the Company. Significant fluctuations in the relative percentages are expected between periods due to the high dollar value of contracts and relatively small number of individual contracts as a one contract difference may have a significant effect on the relative percentages.


Marketing

Since the Company's products require considerable customer education and post sales support, the Company primarily markets its simulators and other products through direct contacts between its personnel and potential customers. The Company has also engaged independent agents who are generally paid on a commission basis. The Company provides sales literature, videos, a corporate background brochure as well as direct mail campaigns targeted to specific industries. Sales from direct mail require follow-up with telephone contacts, sales calls, product demonstrations and proposal submissions. A minor amount of expenditures are also incurred on advertising and trade shows.

Marketing Strategy. In the petroleum industry, the Company's target markets include large oil companies, major drilling contractors, petroleum engineering institutions, colleges, universities and petroleum training centers. The target markets for the Company's crane products include maritime universities and training centers, major world ports (or minor ports combining together), port authorities and port terminals, insurance risk management centers, unions and industry trade associations, construction contractors and crane manufacturers. The Company has also attempted to market the crane products to the nuclear industry, however, there have been no sales to this segment to date. The market segment for the truck simulation systems includes companies in the commercial trucking industry, the private trucking industry, professional trucking schools and institutions conducting truck driver training, as well as state and federal agencies, transit authorities, and the union associated with professional truck drivers.

In determining markets in which the Company will enter, it generally looks at the following market characteristics:

	1) Whether there are no or only minor competing simulation products currently available. The Company departed from this criteria with regard to the truck simulator in that a number of competitors are known to exist with established products and customers. However, the Company's anticipation is that with the truck simulator it could quickly overtake existing technology of low end units, be price competitive with high end units and that these factors justified its entry into this market.

	2) The Company sees a need for the application of simulation technology in the market which is known or can be conveyed to customers.

	3) Potential purchasers have the resources to justify major expenditures for simulation equipment. It should be noted that the cost of a truck simulator can be from five to twenty times the cost of the tractor-trailer being simulated, as opposed to the Company's other markets in which the simulators are less expensive than the equipment being simulated. It is believed, however, that this factor is offset by the existence of relatively more truck drivers than crane or petroleum rig operators, providing for greater potential utility to those employing or training large numbers of drivers, and potentially opening up greater opportunities for the Company to enter into the training market.

	4) There is a sufficient profit potential and the Company has the possibility of gaining market dominance.

	5) The market is not sufficiently large to attract larger, more established simulation competitors. With regard to the truck simulator the Company departed from this criterion in that the potential market may be sufficient to attract larger, more established competitors. However, management feels that the Company's ability to enter the market with its existing technology and competitive pricing justified departing from this criterion.

In addition, in order for the marketing of the Company's products to be successful, the industry must be such that a) operational mistakes and errors can be very costly; b) risks are contingent upon the operators' ability; c) actual operation of the equipment is experience oriented; d) special operational situations can occur that require the operator to use unique skills; and e) efficient and effective operation is crucial.


Significant Customers

During the fiscal years ended April 30, 1996 and 1995, net sales to certain customers accounted for more than 10% of the Company's sales. During the year ended April 30, 1996 Pt. Mandira Jaya Abadi, Jakarta ($1,110,000), Maritime Employers' Association, Montreal ($911,400) and British Columbia Maritime Employers' Association ($398,400) accounted for 32%, 26% and
12% respectively, of the Company's net sales.  During the year ended April
30, 1995 Port of Singapore Authority ($1,166,000), Trucksafe Learning
Center ($600,000) and Kuwait University ($336,053) accounted for 45%,
23% and 13% respectively, of the Company's net sales. The Company's significant customers usually change from year to year. When one or a few customers install multiple or large simulator training systems, they may account for a significant percentage of the Company's net sales for one or more fiscal years. Once such an order is completed, such customer or customers will generally no longer account for a significant percentage of the Company's net sales.


Competition

The overall simulator training system market, which includes aviation, military, nuclear power plant and petrochemical operations simulators, is dominated by large companies and divisions including Evan's and Sutherland Computer Corporation, Boeing Aerospace Corporation, McDonnel-Douglas Corporation, the Link Division of Singer Corporation, Hughes Aircraft Corporation, Westinghouse Corporation, General Electric Corporation and others. While the Company's simulator training systems do not compete with any of the simulator training systems manufactured by these large companies and divisions, such companies and divisions have the resources and ability necessary to develop simulator training systems in the markets in which the Company is participating. There is no assurance that these large companies and divisions will not develop simulator training systems which will compete with the Company's products.

The Company believes that Drilling Systems, Ltd. based in the United Kingdom and CS Manufacturing of Albuquerque, New Mexico are its primary competitors in
the petrochemical operations simulator training systems market.   Drilling
Systems, Ltd. has been in the business of making petrochemical operations simulator training systems since 1988. CS Manufacturing has been in business for approximately 5 years and its predecessor, CS Simtran, Inc. for over 20 years. There is no assurance that additional competitors will not enter the market. Competition within the petroleum industry has become increasingly price competitive resulting in lowered profit margins. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

Competition in the crane operations simulator training systems at present includes Maritime Dynamics of the United Kingdom. Management believes that preemptive marketing efforts taken by the Company to inhibit new sales by this competitor, together with a technologically superior simulation system, should ensure continued success within the crane simulation product line.

Professional Truck Driving Simulators (a joint venture of FAAC, Inc. and Perceptronics, Inc.) and Doron Precision Systems, Inc. are believed by the Company to be its main competitors in the truck operations training industry. While there are other entities involved in the manufacture and sale of simulators to the trucking industry the Company is not aware of any which utilize the high graphics quality and reality of motion on a price competitive basis with the Company.

The Company believes its simulator training systems can compete based on price, quality, technology, service and ease of use, including the ability to incorporate customer specific features and customizations.


Manufacturing and Sources of Supply

Prior to 1992 the Company generally operated on an order first principle, the Company generally did not begin production activities until an order had been placed. During fiscal 1993 the Company built up significant inventories in the prospect of future sales, rather than waiting until such sales had occurred. Certain simulators so constructed were utilized for demonstration purposes at customer locations, in some cases for extended periods. The Company has subsequently reduced inventory levels substantially and anticipates further reducing inventories in the future. See "ITEM 6 - MANAGEMENT'S
DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

The Company designs and specifies the mechanical and electronic components and subassemblies that comprise the simulators. The Company then subcontracts with third party vendors for the manufacture and fabrication of such components and subassemblies. While some simulator components are procured "off-the-shelf", the Company performs all of the assembly, integration, testing and quality control prior to installation of the simulators. The Company also conducts performance and functionality tests after installation to ensure that the training system is operating according to specifications. Normally, payment for the simulation systems is subject to acceptance procedures by the customer, before and/or after shipment.

The Company procures certain simulator components from single sources.
Driving the need for the new graphics generations system was the increasing costs involved in maintaining the old graphics generation computers. As existing customers are upgraded to the new system, the costs involved with maintaining these existing graphics generation computers with deminish. A majority of the components of the simulation systems are available from multiple sources and, excluding perhaps the old image generation computers, to date there have been no significant negative effects on the Company arising from the use of a single source for certain components. The Company currently uses a wide variety of semiconductor chips from manufacturers including Intel, Motorola, NEC and others. Most of the peripheral equipment is also procured from other industry manufacturers including Hewlett-Packard, Mitsubishi and Gateway. In addition, the Company utilizes high-end graphics computers and main simulation computers from Silicon Graphics, Inc., Star Technologies and Evans and Sutherland, Inc. Due to recent developments at Star Technologies, Inc. the image generators used to date by the Company are no longer available to the Company. The Company has decided to use Evans and Sutherland (E&S) as the vendor for the new image. A more powerful system at a similar price along with flexible terms made E&S the obvious choice and the Company anticipates a long and prosperous relationship with E&S in the future. The use of a new image generator requires the porting of existing software to the new image generator. As of April 30, 1996 approximately half of the crane software previously available on the Star Technologies image generator has been ported to the new E&S system. The Company anticipates that the remaining crane software will be ported in the following year and that the truck software will likely be ported based on terms of future truck sales contracts.

Since many components used in the simulators are unique to the Company's products, suppliers sometimes require lead times on orders. In order to reduce lead times on hard-to-obtain components, the Company will stockpile some parts. In addition, in the crane simulation field, the Company has attempted to make many identical components to reduce production costs and lead time and to create an opportunity to sell upgrades to existing customers.


Product Warranty and Service

The Company generally warrants its simulator training systems to be free of defects in materials and workmanship for a period of 12 months following delivery, although warranty periods of up to 24 months have been agreed to by the Company in the past. During the warranty period, the Company will repair or replace the defective part without charge. At the end of the warranty period, the Company generally offers a yearly maintenance agreement.

The Company's simulator training systems are generally equipped with a built-in hardware diagnostics feature which can identify different error onditions which indicate the source of a hardware failure. Users of petroleum systems are given a spare parts kit which contains parts and tools to maintain the simulator. The spare parts kit, along with the diagnostic feature, enables a system to be routinely maintained by users. The Company's simulator training systems also are generally equipped with a modem so that the Company can monitor a system via telecommunications and assist and instruct training personnel in maintenance and service procedures by telephone. The
Company also provides "on-site" service and maintenance when required.

Warranty costs have been insignificant to date but are likely to become more significant when costs for simulators currently in inventory are reclassified to warranty costs as units are sold.


Research and Development

The Company capitalizes its simulator development costs after such time as technological feasibility has been established. Amortization of simulator development costs is computed on a product by product basis over the estimated useful life of the product, generally seven years and is included in costs of goods sold. Prior to establishing technological feasibility amounts are expensed directly or accounted for as job costs reflected in inventory or cost
of sales to match against revenues on specific systems sales.   See Note 1 to
financial statements under "Capitalized Simulator Development Costs" contained in ITEM 7. As a result, during the fiscal year ended April 30, 1996 the Company did not have material expenditures classified as research and development. During the year indicated the Company had no customer sponsored research and development activities.

The Company generally does not engage in research and development unless a customer has engaged the Company to develop a project or the Company has perceived a commitment on the part of customers that if a certain type of simulator is developed, they will purchase it. The development of the truck simulator without a specific purchase commitment was a departure from this practice. The Company has begun initial development of other simulation products and anticipates that it will be involved in the development of new simulator products in the future. The nature of products to be developed will depend upon market demand and the resources of the Company and there can be no assurances development of any new simulation products will be successful.


Foreign Sales and Concentration of Credit Risk

Most of the Company's business activity is with oil companies, port authorities, training institutions and various other entities, often outside the United States. One or several customers can account for a large portion of the Company's earnings.  See "ITEM 1 - DESCRIPTION OF BUSINESS - Significant
Customers".   Normally, the Company attempts to secure shipments to points outside the United States through letters of credit or progress payments.  See
Note 1 to the Financial Statements under "Concentration of Credit Risk" contained in ITEM 7.

In cases for which shipments are made on open account, the Company normally retains title or ownership claim to the equipment shipped by terms of its contracts or agreements until significant payment has been secured. In many cases the Company retains possession of the equipment until significant payment has been secured.

Although the Company has attempted to protect its rights to equipment sold in foreign countries, sales with extended payment terms are subject to additional risks that upon default in any payments, it may be difficult and/or include additional expenditures to obtain possession of the simulator sold. Further, any such return would include additional expenditure to transport the equipment to the Company or to another customer.

In addition, sales to certain countries may require additional documentation and/or licenses. Foreign sales can be subject to additional risks associated with international banking, currencies and other considerations which can affect payment terms and other matters.


Patents, Copyrights and Trademarks

The Company does not hold any patents which it deems material to its business and has not sought patent protection for the technology it uses in its products. The Company has attempted to protect the program codes used in its products as trade secrets by utilizing nondisclosure agreements with its employees, customers and others who are permitted access to such codes. To date, the Company has initiated and settled two lawsuits regarding nondisclosure agreements.

The Company has obtained software copyrights on essentially all the software incorporated into the Company's non-transportation products. Copyrights provide only limited protection. The Company has no trademarks.


Employees

As of July 16, 1996, the Company had 33 full-time employees and 2 part time employees. In addition, the Company utilizes several sales agents on a commission basis and engages various consultants. No employees are represented by labor organizations. The Company is not a party to any collective bargaining agreements.


ITEM 2  DESCRIPTION OF PROPERTY

The facilities of the Company consist of three separate buildings located in Logan, Utah. The administration office of the Company is located at 90 North 100 East, Logan, Utah. The building, which was purchased in July 1989, has approximately 9,000 square feet and is utilized primarily as office space; approximately 1500 square feet is leased to other businesses on a month to month basis, with aggregate rental payments of $865 per month. It is subject to mortgage and deeds of trust of $268,714 at April 30, 1996. In February
1991 the Company purchased a building at 2176 North Main, Logan, Utah.
The building has approximately 10,000 square feet of space used for the petroleum production and electronics assembly, offices for petroleum engineers and service personnel as well as offices for software engineering personnel for crane and truck production; approximately 1700 square feet is leased to other businesses on a month to month basis, with aggregate rental payments of $500 per month. The property is subject to a trust deed securing the payment. As of April 30, 1996, approximately $197,000 was owed on the property. In January 1993 the Company completed construction of an 11,250 square foot production facility at 2176 North Main, Logan, Utah adjacent to the existing building described above. The building, which includes production, office and storage space, is utilized by all manufacturing divisions primarily for production, storage and offices. As of April 30, 1996, the property was subject to mortgages and deeds of trust of approximately $250,000. Currently the building is partially used for storage of completed sub-assemblies. If the inventory is sold, this space will be converted to production as required.

Except as otherwise indicated the facilities are suitable and adequate for the Company's current needs.


ITEM 3  LEGAL PROCEEDINGS

On April 1, 1993, the Securities and Exchange Commission (the "Commission" or "SEC") issued an order directing that an investigation be conducted by the Salt Lake City office of the Commission to determine whether the Company or any of its affiliates or any other person has engaged in violations of certain Federal laws. On May 21, 1993, the Commission issued an order suspending trading of the Company's securities. On December 29, 1994, a complaint against the Company was filed in U.S. District Court, District of Utah, Northern Division by the Securities and Exchange Commission. The complaint named, as defendants, Digitran Systems, Inc., Donald Gallent (a former officer and director) and James R. Bryan (a former officer). Mr. Gallent is no longer associated with the Company. Mr. Bryan has resigned as an officer and, while still an employee of the Company, is not involved in financial disclosure. The complaint sited violations of Sections 17(a) of the Securities Act of 1933, as amended, and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13b2-1 and
13b2-2 promulgated thereunder. A Final Judgment was filed by the Securities and Exchange Commission on September 25, 1995 in the United States District Court, District of Utah, Northern Division. Without admitting or denying the allegations of the complaint except as to the jurisdiction of the court, the Company has consented to the Judgment. The Judgment permanently restrains and enjoins the Company from engaging in acts and practices which constitute and will constitute violations of all applicable rules and regulations from the securities acts. There was no monetary penalty assessed by the SEC in this matter.

In May 1994 a consolidated amended complaint was filed for a proposed Class Action by Gregory McEwen and Larry Parker, on behalf of themselves and all those similarly situated, in the United States District Court for the District of Utah, Salt Lake City Division. The action consolidated two separate actions filed in August 1993 and February 1994, respectively, against Digitran
Systems, Inc., Digitran, Inc., Donald G. Gallent, Loretta P. Trevers; Chris S. Coray; Harris G. LeRoy, II; James R. Bryan; and the accounting firm, Grant Thornton. Included as Plaintiffs was a proposed class consisting of all persons who purchased securities of Digitran Systems, Incorporated during the period from March 19, 1992 to May 21, 1993. The Complaint alleges that the Company published or released false or misleading information relating to the recognition of income on certain contracts and improperly capitalized certain simulator development costs. The complaint also alleges that certain of the defendants engaged in insider trading activities. The complaint seeks the following relief: 1) declaring the action to be a proper class action; 2) awarding compensatory and punitive damages, including interest and that such damages be trebled; 3) awarding extraordinary equitable and/or injunctive relief and 4) awarding costs and expenses, including attorney's fees and other costs. The court has certified the Plaintiff's class, with the exception of the Utah Securities Act Claim.

In May 1994 Grant Thornton filed a cross-claim against Digitran Systems, Incorporated, Digitran, Inc., Donald G. Gallent, Loretta P. Gallent and James
R. Bryan. The cross-claim 1) alleges common law fraud based on activities relating to the April 30, 1992, 1991 and 1990 financial statements and 2) seeks contribution under federal securities laws and the Utah Uniform Securities Act. The cross-claim seeks damages to be established at trial and indemnification with respect to any judgment that may be entered against Grant Thornton in this action.

In June 1994 the Company filed a cross-claim against Grant Thornton. The cross-claim alleges breach of contract and negligence for failure of Grant Thornton to follow generally accepted auditing standards in the audit of the Company's financial statements. The cross-claim also seeks contribution under federal and state securities laws. The cross-claim seeks damages to be established at trial, indemnification with respect to any judgment that may be entered against the Company, contribution and consequential damages.

On October 6, 1995, an intervention was filed by a number of shareholders who purchased securities during the class period, but who purportedly excluded themselvesfrom the class. The intervention also concerned Shareholders of the corporation who had owned stock in the corporation for a number of years.
The alleged violations of securities laws mentioned those filed by the class plaintiffs, as a result of the rising costs associated with the litigation, the corporation assigned its action against Grant Thornton to the Intervenors in exchange for the payment of all costs associated with the action against Grant Thornton and dismissal of all claims by Intervenors against the corporation.
In the event that Intervenors are successful in this matter against Grant Thornton, the corporation shall share equally with the Intervenors in the recovery, less costs and attorney's fees.

Discovery is ongoing in this matter, especially in light of the resently filed intervention but, based on information currently available, the amount of damages, if any, which could be incurred by the Company is uncertain.

In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. In the opinion of management the ultimate resolution of these matters will not have a material adverse impact upon the Company, its business or property.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 29, 1996 the Company held its Annual Meeting of Stockholders.
Two concerns were voted on during the meeting: 1) To fix the number of and elect directors to serve until the next annual meeting of the shareholders and until their successors are elected and qualified and 2) to consider and vote upon the ratification of the appointment of Tanner & Company as independent certified public accountants for the Company for fiscal 1996. The voting shares were represented in person or by proxy at the Annual Meeting:

Description              Number of Shares            Percentage of Class

Common Shares               5,653,442                      75.5%
Preferred Shares              457,850                      43.6%
Class B Common Shares       2,000,000                     100.0%


1) The following votes were cast in connection with the election of directors:

     Gary Blum            Preferred Shares        For           197,350
						  Against         1,325
						  Withheld        1,000

			  Common Shares           For         5,490,008
						  Against        69,956
						  Withheld       93,478

     Loretta P. Trevers   Class B Common Shares   For         2,000,000

     Jamie Levey          Class B Common Shares   For         2,000,000


2)      Ratification of appointment of Tanner & Company:

			  Preferred Shares        For           146,725
						  Against        51,100
						  Abstained       1,850

			  Common Shares           For         5,263,080
						  Against       251,242
						  Abstained     139,320

			  Class B Common Shares   For         2,000,000





PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


Market Information

Since May 21, 1993 when the Securities and Exchange Commission suspended trading of the Company's securities there has been no public market for trading of the Company's Common Stock. On February 27, 1996 the American Stock Exchange delisted the Company's securities. The
Company is now actively seeking to reestablish a publicly trading market for the Company's Common Stock.


Shareholders

As of July 1996, the Company had 336 record holders of its Common Stock and one record holder of its Class B Common Stock as well as 25 record holders of its Series 1 Class A 8% Cumulative Convertible Preferred Stock
(the Preferred Stock) as reflected on the books of the Company's transfer agent. The Company has not paid any dividends on its Common Stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future on the Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. In addition, as noted below, the Company is in arrears in the payment of dividends on its Preferred Stock. Dividends are not payable on any other class of stock ranking junior to such Preferred Stock until the full cumulative dividend requirements of the Preferred Stock have been satisfied.


Dividends

Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. The Company paid dividends of
$27,362 for September 15, 1992 and $136,682 for March 15, 1993.  No
dividends were paid since March 15, 1993 resulting in dividends in arrears of $626,296. As part of a settlement with intervenor preferred stock shareholders 86,155 preferred shares were consented to be converted to three shares of Common Stock reducing dividends in arrears by $144,740 and the semi-annual dividend payment by $24,123. The future payment of dividends on the Preferred Stock is dependent on further settlements and also upon the generation of future cash flow and profit by the Company sufficient to meet such obligations and allow the Company to pay such dividends under Delaware and Utah corporate law.


ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto. See "ITEM 7 FINANCIAL
STATEMENTS".


RESULTS OF OPERATIONS 1996 VS. 1995

Net Sales. Net sales increased by $848,684, or about 33%, from the year ended April 30, 1995 to the year ended April 30, 1996. This increase was due to the increase of in the number of contracts in 1996 from the number achieved in 1995. Domestic revenues decreased by approximately
$142,000, or about 50%, while foreign revenues increased by just over $991,000, or 43%, from 1995 to 1996. Significant fluctuations in the relative percentages of foreign and domestic sales are expected between periods.
Due to the high dollar nature of individual contracts, a difference of one contract may have a significant effect on the relative percentages.

To the extent the Company is able to continue to resolve the issues enumerated under "Financial Condition and Liquidity, 1996" below, and continue to focus on operations, including the addition of management and other professional staff, net sales are expected to increase in fiscal 1997. While market acceptance in the truck market has continued to be slow, the Company is progressing towards sales and training commitments on several fronts, and remains hopeful that given proper time and resources multiple truck sales can be achieved in the coming year. The crane market domestically and in certain foreign markets has been experienced some activity recently, however, the bulk of the crane market continues to be in the Pacific Rim. Again, given additional time and resources devoted to operations, and away from the shareholder litigation matters, it appears to the Company that crane activity can be,increased in the geographic areas which currently have little activity, and that multiple sales can continue to be achieved in the Pacific Rim. The addition of certain professional and technical personnel in the petroleum area in fiscal 1995 and fiscal 1996 has resulted in the development of a new windows based petroleum simulator. This new breakthrough in technology has resulted in optimism for sales of petroleum products in the following year to far exceed that of the previous two years.

Cost of Goods Sold.   The increase of approximately $706,000, or 45%, in
cost of goods sold was the result of the increased sales activity. This percentage increase was greater than that for sales due in large part to the fact that amortization of capitalized software costs, which are not necessarily directly related to sales activity, are included in cost of goods sold thereby reducing the volatility of cost of goods sold relative to sales. As a component of cost of goods sold, software amortization increased slightly from $570,391 to $587,663. Management anticipates that amortization will decrease in the following years thus increasing the variability of cost of goods sold relative to sales variability.

As a percentage of sales, gross profit decreased from 39% in 1995 to 33% in 1996. The main reason for this decline was due to a sale of an upgrade to an existing crane customer during fiscal 1996 at a price which had little profit margin. Given the Company's limited access to capital and equity markets, this discounted upgrade took place in order for the Company to finance the porting of several crane modules to the latest state of the art computer graphics image generators. Gross profit as a percentage of sales is subject to significant changes between periods depending on the nature of the contracts entered into, the relative sales mix between periods, the degree of change to existing products, and other factors. Profit margins vary by contract depending on various factors such as: the number of customized features, the location of the customer, the potential for additional sales, educational and developmental discounts. These and other factors can lead to departures from standard pricing and therefore affect the gross profit on any simulators being sold. The underlying costs to the Company can be impacted by the number and sophistication of any software development or customization required by the project and by the internal efficiency of the Company in completing the projects. These factors, when combined with the small number of units being sold lead to substantial variations in the gross profit percentages during discrete reporting periods.

Within the petroleum simulator industry, the level of competition is currently greater than in the crane industry. Also, in petroleum, there are several different types of products, from a full size rig floor simulator to a portable, limited function model. This can, in some instances, lead to lower profit margins in the petroleum products compared to the margins in the crane products and the expected margins in the truck products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 20%, or $514,237, from 1995 to 1996. Although there was a general decline for most selling, general and administrative expenses, the majority of the decrease can be contributed to a significant reduction in legal, professional and consulting fees. Combined legal, professional and consulting fees decreased primarily due to efforts of management to focus more on the operations of the Company rather than the distractions of the shareholder litigation, and SEC investigation. Legal fees decreased by over $288,000, or 70%, professional fees decreased by $19,123, or 35% and consulting fees decreased by $21,918 or 8% due primarily to the reasons noted above. Other consultants were commissioned during 1995 for a variety of reasons ranging from legal to marketing issues.

As with 1995, the Company took steps to streamline operations and conserve cash in 1996, which is reflected in a continued decrease in the majority of all operational expenses with the notable exception of marketing related expenses. Marketing related expenses experienced an increase of $122,553 or 69% due to management's effort to refocus on sales.
Telephone and communication expenses decreased by $17,648 or 26% as a result of a more direct marketing effort. Salary and wage related expenses decreased by $97,536 (10%), however this was not due to reductions in personnel, rather the decrease can be attributed to increased amounts allocated as direct labor to jobs costs during fiscal 1996. Commissions on sales declined by over $86,000 due to lower commission percentages payable on 1996 sales relative to 1995 sales. Other operating expenses declined by $44,574 due to the completion of operating lease payments for image generation systems which ended in fiscal 1995. Utilities and rent decreased by approximately $19,000 or 23% and depreciation decreased by approximately $27,800. Other administrative expense declined by approximately $100,000 due primarily to a reversal of an adjustment of an estimated penalty relating to the pending SEC investigation.

Corporate expenses and dues increased by $18,338 (169%) and Directors fees increased by $15,000 (150%). These increases were related to the actions taken by management to resume trading of the Company's stock.

The extent of various expenditures in the respective selling, general and administrative expenses in 1997 will be dependent, among other things, upon the resolution of the matters referred to above. The Company hopes to increase sales and production activity, but will likely only be able to do so to the extent resources can continue to be diverted from shareholder litigation to operations.

Due to the need for the Company to operate from its own capital resources, it has been forced to adjust its disbursements relative to marketing and property and equipment purchases. Although management has attempted to prioritize the expenditures and to maximize the benefits from the expenditures being made, the current low levels of expenditures on property and equipment may lead to inefficiencies within the Company, which would not otherwise occur, if the current trend continues into the future. Management does not anticipate future declines from the current low levels of selling, general and administrative expenses.

Other Income (Expense).   The increase in interest expense of $89,560, or
56% came about from the need for increased amounts of short term borrowings and an increased cost of those borrowings. The joint venture loss of $132,349 related to the one-half equity interest in a truck driver training center (See "ITEM 7 FINANCIAL STATEMENTS-Note 9"). An accrual for an agreement with shareholders intervening in the shareholder's suit against the Company of approximately $134,000 was based on stock awarded at $1.00 per share. A truck demonstration system and Graphicon software were both written down a combined $285,373 due to the recent upgrade in graphics generation systems and software. Other income decreased by $42,207 or 34% due to customers paying off, during 1996, equipment which had been sold under an installment type contract during 1995.

Financial Condition and Liquidity, 1996. The auditors' report for the year ended April 30, 1996 provides that the financial statements have been prepared assuming that the Company will continue as a going concern.
The Company's plans for continuing as a going concern are set forth in
Note 1 to the financial statements under "ITEM 7 - FINANCIAL
STATEMENTS".  As discussed in "ITEM 3 LEGAL PROCEEDINGS", in
April 1993 the SEC issued an order directing an investigation be made related to Digitran Systems, Incorporated. On May 21, 1993, trading in the Company's stock was suspended by the SEC. As discussed in "ITEM 5 -
MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER
MATTERS" and as noted below, the trading of the Company's stock has not recommenced.

In May 1994 a consolidated amended complaint was filed for a proposed
Class Action by two individual plaintiffs holding fewer than 15,000 (.15% of the Company's outstanding shares) shares of the Company's Common
Stock on behalf of themselves and, additionally, all those similarly situated, in the United States District Court of the District of Utah, Salt Lake Division. SEE "ITEM 3 - LEGAL PROCEEDINGS".

On May 21, 1993, with no prior notice to the Company, Grant Thornton, the Company's former auditor, withdrew its opinion dated July 29, 1992 on the Company's financial statements. This withdrawal stated as its reason the fact that certain information had come to Grant Thornton's attention related to revenue recognition on certain contracts. The withdrawal came after discussion by the Company with Grant Thornton of a press release to be issued by the Company containing disclosure related to the contracts in question. The press release contained information related to termination provisions on the contracts, which the Company believes had previously been discussed by the Company with Grant Thornton. Grant Thornton was provided with a draft of the press release prior to its release, but Grant Thornton did not mention the possible withdrawal of its opinion to the Company prior to issuance of the release.

Extreme expenditures of time, effort and financial resources were made in dealing with Grant Thornton in order to obtain reissuance of their opinion on the Company's financial statements. The Company feels it was led to believe the reissuance was imminent, based on the ongoing discussions with Grant Thornton, pending completion of a changing set of conditions.
The Company made every effort to meet the conditions, but was unable to do so based on the changing nature of the conditions. Based on its discussions with Grant Thornton, the Company continued to believe that the reissuance of the opinion could be accomplished within a reasonable period of time. The efforts to meet conditions were continued by the Company at the time due to what the Company perceived as assurances by Grant Thornton that, if conditions were met, the opinion would be reissued by Grant Thornton. These efforts included the Company, on its own initiative, engaging a Senior Advisor and appointing a legal firm, which subcontracted an accounting firm, to perform due diligence on the Company and its records. As Grant Thornton would not reissue its opinion on the Company's financial statements, even in light of the above actions, successor auditorswere required to be appointed in March 1994 and the Company's financial statements completely re-audited, again at great expenditure of time and financial resources.

In June 1993 the Company was notified by the bank holding its lines of credit and capital leases that the Company may be in default of the master lease agreement as well the agreements related to the lines of credit, as a result of the withdrawal of Grant Thornton's unqualified opinion and the items mentioned above. The bank did not accelerate payment under the leases upon notice of default. In January 1994 a Modification Agreement was entered into extending payment until April 1994 but allowing no further borrowings. In December 1995 the line of credit and lease with the Company's bank were refinanced resulting in a combined monthly payment of $13,737 and are subsequently no longer in default.

Due to the withdrawal of Grant Thornton's opinion, and the other factors noted above, the Company has not had access to its traditional lines of credit or guarantee of such by the Export Import Bank of the United States, nor has the Company been able to resume trading on any exchange.

As a result of these factors, the Company has had to rely primarily on cash on hand in July 1993, and on new sales and additional debt subsequent to that date, to fund operations. During 1993 and 1994 the Company committed significant amounts of its cash on hand to finance the build-up of inventories. The Company has subsequently reduced those inventory levels substantially and anticipates having a balance at the end of fiscal 1997 which will be close to the Company's long-term equilibrium inventory level at approximately $950,000. Thus the cash benefit through the sales of completed or partially completed systems was substantially depleted in fiscal 1996 and will likely be exhausted in fiscal 1997.

Starting in fiscal 1995 and continuing through fiscal 1996 the Company has been successful in its efforts to redirect the Company's focus from the SEC and shareholder litigation matters to hiring key personnel in marketing and increasing the overall marketing effort as well as creating industry leader, state of the art simulation systems. The Company has started to realize some of these benefits through increased sales; however, as in previous years, due to limited access to capital and equity markets and an increase in marketing related expenses, some temporary cash shortages were experienced during the year relating to the timing of cash collections from sales. These cash liquidity shortfalls which were funded primarily by the sales of simulators, the sale of certain operating assets, the placing of debt on real estate and other assets, some short-term financing arrangements backed by sales contracts and the forbearance of the Company's vendors in accepting late payments on outstanding invoices.

The Company's continued existence as a going concern is dependent upon its ability to continue to focus on operational considerations in order to increase sales, and bring to closure sufficient of the proposals currently outstanding to potential customers,to locate additional customers, and to maximize utilization of available resources.

The Company plans to aggressively pursue, on behalf of its shareholders, a public listing and public trading of the Company's stock. The Company spent several months attemplting to satisfy the American Stock Exchange requirements to resume trading. As of February 1996, the Company was formally notified that their request was being denied and the Company's Common and Preferred Stock was permanently being delisted. The
Company is now preparing to apply to the Electronic Bulletin Board for listing of its Common Stock.. There is no assurance that the electronic bulletin board or alternative exchange will agree to list the Company's Common Stock.

The Company was able to satisfying a significant portion of unpaid obligations of the Company to certain creditors by issuing unregistered stock. Approximately $493,600 in past due and current obligations were settled for approximately 452,500 shares of unregistered, Class A common stock.

Management does not believe that the threat of obsolescence is imminent for the truck simulation systems due to the lack of competition with this industry. These systems are currently used lightly as demonstration units or are being stored in crates. They represent the state of the art in technology and are upgraded as necessary to keep up with changes in technology. The crane product line has recently experienced some increase competition. However, there is currently an insignificant amount of crane systems in inventory and a recent upgrade in the crane software and hardware has been a proactive response to the increased competition in the crane simulation industry. The petroleum product line has been subject to direct competition. This competition demands that the latest technologies are present in our current systems and that new petroleum systems are to be constructed only upon completion of a sale of petroleum system from inventory. With Digitran's recent release of a windows based petroleum software, the Company is confident that the minimal systems in inventory at the end of fiscal 1996 are far from obsolete. Although pressures to replace crane and truck systems are not as great as pressures to replace petroleum systems, management makes every attempt to place the oldest systems first.

If management is unable to achieve expected results due to sales shortfalls or other unanticipated events, it will be required to obtain equity financing, reduce operations, refinance significant assets, or undertake other actions as may be appropriate.

In 1996, the Company continued to devote significant resources to the development of simulators and the related software. Amounts capitalized of $151,630 in 1996 represent a slight decrease of approximately 2% from the $155,195 capitalized in 1995. The software capitalized in fiscal 1996 includes a windows based petroleum software, crane software which was ported to the new image generation computer system and some truck enhancements. Although fewer software costs were capitalized during 1996 and 1995, more money was spent on software development than in 1994 due mainly to the addition of more software engineers. The efforts related to simulator development continue to be critical to the Company's further development. Management hopes that increased efforts can continue to be made in this area in 1997 related to all products. Such efforts will be a function of resources available, which are dependent upon the factors noted above in the other sections of "MANAGEMENT'S DISCUSSION AND ANALYSIS".

Due to cash constraints, no significant expenditures were made in 1996 for property and equipment, except for the acquisition of a new image generator and development software. The Company anticipates additional expenditures for property and equipment as cash constraints are lifted through increased sales levels.

Inflation has had no significant impact on the Company in the years ended April 30, 1996 and 1995.


ITEM 7  FINANCIAL STATEMENTS

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change from Grant Thornton to Peterson, Siler & Stevenson

On March 8, 1994, the Company dismissed its independent public accountants, Grant Thornton, and filed with the Securities and Exchange Commission a Current Report on Form-K describing such event. In response to such filing, Grant Thornton submitted a letter to the Company dated March 18, 1994, which was filed by the Company with the Securities and Exchange Commission in an amendment to the original Current Report on Form 8-K dated March 8, 1994.

On March 15, 1994, the Board of Directors approved the appointment of Peterson, Siler & Stevenson as the Company's independent auditor. The decision to change accountants from Grant Thornton to Peterson, Siler & Stevenson was approved by the Company's Audit Committee.

Change from Peterson, Siler & Stevenson to Tanner & Co.

On April 15, 1995, Peterson, Siler & Stevenson resigned as independent auditors of the Company. This resignation was due to Peterson, Siler & Stevenson's internal review wherein they deemed themselves to be non-independent for purposes of any future audit engagements. The resignation did not involve a dispute with the Company over accounting policies or practices. The reports of Peterson, Siler & Stevenson on the Company's financial statements for the years ended April 30, 1994, 1993 and 1992 contained an explanatory paragraph as the Company's ability to continue as a "going concern." Except for such "going concern" limitation, the report of Peterson, Siler & Stevenson did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. In connection with the audits of the Company's financial statements for each of the three years ended April 30, 1994 there were no disagreements with Peterson, Siler & Stevenson on any matters of accounting principals and practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Peterson,Siler & Stevenson would have caused such firm to make reference to the matter in their report.

On May 12, 1995, the Board of Directors approved the appointment of Tanner & Co. As the Company's independent auditor.


PART III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names, ages and positions of the directors and executive officers of the Company are as follows:

NAME                    AGE              POSITION

Loretta Trevers         47      President and Chairman of the Board

Gary B. Peterson        49      Chief Financial Officer

Gary Blum               55      Director

Jamie Levey             35      Director

Directors are elected at the Annual Meeting of Shareholders and serve until their successors have been elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors and serve until their successors have been elected and qualified. All persons hold the same position with Digitran, Inc. and Digitran Systems, Incorporated. Digitran, Inc. is the operating subsidiary of Digitran Systems, Incorporated.

Loretta P. Trevers has been President since March, 1994 and Chairman of the Board of the Company since September, 1985. She was also
President from July, 1985 to April, 1989. She served as Executive Vice President of Digitran, Inc. from April 1982 to July, 1985.

Gary B. Peterson started with the Company in the capacity of Chief Financial Officer in March of 1995 replacing James R. Bryan who resigned during the year. Mr. Peterson has been instrumental in working with the Securities and Exchange Commission relating to completing the correction and filing of periodic reports. He has also assisted in the review and design of accounting and asset control systems. Mr. Peterson also spends up to 16 hours a week working as a consultant and in his capacity as an officer of another company. Prior to joining the Company he received his B.S. in accounting from Brigham Young University. Mr. Peterson worked for Price Waterhouse, Touche Ross, a small local CPA firm and as a controller for a public company prior to starting his own accounting practice in 1982. Since that time he has been a partner or shareholder in that practice.

Gary Blum was appointed director of the Company by the Chairman of the Board in October, 1994. Mr. Blum is the principal of the Law offices of Gary Blum, Beverly Hills, California, which he founded in June 1998. From 1985 to June 1988, Mr. Blum was a founding member of the Los
Angeles law firm of Blum & Pflug. Mr. Blum currently serves as a director of PCC Group, Inc., a publicly held company specializing in the manufacturing and distribution of personal computers and equipment and training devices. From January 1992 to August 1994, Mr. Blum served as a director of DCC Compact Classics, Inc., a publicly held company specializing in manufacturing and selling compact discs featuring reissued recordings. In addition, from December 1992 to June 1994, Mr. Blum served as a director of E.N. Phillips Company, a publicly held company specializing in the legalized gaming industry.

Jamie Levey was appointed director of the Company by the Chairman of the Board in November 1994. Jamie Levey is an independent financial consultant, specializing in international investment banking activities in the global marketplace. She started her career in finance based in various locales overseas as a financial manager of an international travel corporation. After a brief time as an associate of an international mergers and acquisitions boutique in New York, she spent several years as a financial analyst at Prudential Bache Capital Funding and, most recently as a financial consultant at Merrill Lynch. Ms. Levey has an MBA in Finance and Investments, is multi-lingual and currently resides in New
York and Zurich.


Significant Employees

Sandeep Gupte, age 29, has been employed at the Company since 1990. From 1991-1992 he was Lead Engineer. Since 1993 he has been Senior Project Engineer. During fiscal 1996 he received the title of Vice President, Engineering. Prior to joining the Company Mr. Gupte worked part-time as a lab assistant and computer lab consultant at Utah State University while he was completing his Masters Degree. He received his B.S. in Computer Engineering in 1987 and his Masters Degree in
Computer Science in 1991.


Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

During the fiscal year ended April 30, 1996 Loretta P. Trevers, officer, director and beneficial owner of more than 10% of the Common Stock, will file one late report on Form 5 relating to five gift transactions.

ITEM 10

EXECUTIVE COMPENSATION

The following table sets forth certain specified information concerning the compensation of the Chief Executive Officer of the Company and any executive officer whose total annual salary and bonus exceeded $100,000 (the Named Executive Officers).

				  SUMMARY COMPENSATION TABLE

							      Long Term Compensation
Annual Compensation                                            Awards         Payouts
(a)         (b)       (c)       (d)       (e)              (f)        (g)       (h)        (i)
					 Other
Name                                     Annual         Restricted                       All Other
and                                      Compen-        Stock                   LTIP     Compen-
Principal                                sation         Awards(s)    Options/   Payout   sation
Position   Year    Salary($)  Bonus($)    ($)             ($)        SARs (#)    ($)       ($)

Loretta Trevers
(Chairman of the Board
and Chief Executive Officer)

	   1996    $175,507    $ -0-      (1)           -0-           100,000    -0-     -0-
	   1995    $176,943    $ -0-      (1)           -0-                -0-   -0-     -0-
	   1994    $140,561    $ -0-      (1)           -0-                -0-   -0-     -0-

1) Loretta Trevers also received the use of automobiles purchased by the Company and personal benefits paid by the Company. The aggregate incremental cost of these items is less than 10% of the total annual salary and bonus paid to Loretta Trevers.

Advances

As of April 30, 1993 the Company had a receivable of $192,521 from Loretta Trevers for travel and other expenses during the year for which receipts had not been provided.

During the fiscal year ended April 30, 1994, personal charges of $14,685 were paid by the Company on behalf of Ms. Trevers and repayments of prior advances of $85,584 was made. The balance was offset against the note payable to the Ms. Trevers in the amount of $54,764. As of April 30, 1994, the Company's receivable totaled $74,174 while the note payable to the Ms. Trevers was reduced to a zero balance.

During the fiscal year ended April 30, 1995, personal charges and loans of $93,277 were paid by the Company on behalf of Ms. Trevers and repayments of prior advances of $132,500 were made. The repayments were made by cash payments of $49,000, the transfer of a personal asset to a third party vendor to retire obligations to the Company which was valued at $18,000 by the third party vendor and through the transfer of 65,500 shares Ms. Trevers' common stock holdings in the Company to pay down Company obligations to third party vendors which were reduced by $65,500. Travel advances in excess of expenses of $1,209 and interest of $7,236 were also advanced to the receivable during 1995.
As of April 30, 1995, the Company's receivable totaled $43,396.

During the fiscal year ended April 30, 1996, personal charges and loans of $94,915 were paid by the Company on behalf of Ms. Trevers and repayments of prior advances of $150,384 were made. The repayments were made by cash payments of $17,754, and through the transfer of 115,104 shares Ms. Trevers' common stock holdings in the Company to pay down Company obligations to third party vendors which were reduced by $132,630. Travel expenses in excess of advances of $11.891 also reduced the receivable during 1995. The value of $18,000 for the asset transferred to a vendor in 1995 was reversed in 1996. As of April 30, 1996, the Company owed Ms. Trevers $5,964. See "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".


Other Items

During the fiscal year ended April 30, 1996 Gary Peterson, the Chief Financial Officer and Ms. Trevers, the Chief Executive Officer were granted warrants to purchase 50,000 shares each, excersizable at $1.00 per share, of the Company's common stock in connection with a personal guaranty of two Company loans.

There were no exercises of stock options (or tandem stock appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal years ended April 30, 1996 and 1995 by any Named Executive Officer. The following table represents outstanding options by both officers of the Company.

	       Aggregated Option/SAR Exercises in Last Fiscal Year
			  and FY-End Option/SAR Values

	 (a)                        (b)                 (c)                (d)               (e)
											Value of
								      Number of         Unexercised
								      Unexercised       In-the-Money
								      Options/SARs      Options/SARs
								      at FY-End (#)     at FY-End ($)
			     Shares Acquired                          Exerciseable/     Exerciseable/
Name                         on Exercise (#)      Value Realized($)   Unexercisable     Unexercisable

Loretta Trevers
(Chief Executive Officer)
	1996                          -0-                  -0-          100,000             -0-(1)
	1995                          -0-                  -0-               -0-            -0-
	1994                          -0-                  -0-               -0-            -0-

Gary Peterson
(Chief Financial Officer)
	1996                          -0-                  -0-          150,000             -0-(1)
	1995                          -0-                  -0-               -0-            -0-
	1994                          -0-                  -0-               -0-            -0-

(1) A value of unexercised in-the-money options was indeterminable due to the non-trading status of the Company's stock.

There were no long term incentive plan awards by the Company during the fiscal years ended April 30, 1996 and 1995, to any Named Executive Officer.


Director Compensation

Non-employee directors are to receive $10,000 per year as compensation. Non-employee directors may also receive each year, in the discretion of the Chairman of the Board, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on market value on the first trading day in January of the year granted. No options were granted during the fiscal years ended April 30, 1996 or 1995.

During the years ended April 30, 1996 Gary Blum, a director of the Company received 5,667 shares of the Company's stock in lieu of $5,667 of directors fees and also received $4,000 in cash for director's fees.
No director's fees were paid to Mr. Blum during fiscal 1995. At April 30, 1996 the Company had a payable to Mr. Blum for Director's fees of $3,333.

During the years ended April 30, 1996 Jamie Levey, a director of the Company received 6,666 shares of the Company's stock in lieu of $10,000 of directors fees. No director's fees were paid to Ms. Levey during fiscal 1995. At April 30, 1996 the Company had a payable to Ms. Levey for Director's fees of $2,520.

During the year ended April 30, 1996 Harris G. LeRoy II, a former director of the Company received 4,600 shares of the Company's stock in lieu of $4,600 of directors fees and $3,500 in cash for director's fees. $4,000 director's fees were paid to Mr. Leroy during fiscal 1995. At April 30, 1996 the Company had an accounts payable balance to Mr. Leroy for Consulting and Director's fees of $9,991. Options for the purchase of 10,000 shares of common stock at $2.00 issued in 1992 were exercised near the end of fiscal 1993 by Mr. LeRoy, the proceeds of which were
later returned to Mr. LeRoy in a reversal of the transaction.   These
options were still outstanding at April 30, 1996.

13,000 shares of the Company's stock was issued to a vendor on behalf of Chris S. Coray, a former director of the Company, who recognized this transfer as payment in lieu of $13,203 of directors fees. No payments were made to Mr. Coray during fiscal 1995. At April 30, 1996 the
Company had no outstanding liabilities to Mr. Coray.

The Company's Bylaws as well as Delaware and Utah corporate statutes provide for indemnification of and advances of expenses (including legal fees) under certain circumstances for officers and directors who are a party to or threaten to be made a party to any proceeding by reason of the fact that they are a director, officer or employee of the Company, against expenses and amounts paid in settlement of such actions. During the year ended April 30, 1996 the Company paid legal expenses of $25,250 and transferred 81,014 shares of the Company's stock in lieu of payment of legal fees on behalf of Loretta Trevers, a portion of which related to corporate matters and a portion of which were personal in connection with indemnification provisions relating to the investigation of the Securities and Exchange Commission and the Class Action lawsuit. See "ITEM 3 LEGAL PROCEEDINGS". This amount is not included in the table set forth above. The Company intends to advance legal fees of officers and directors in the future pursuant to the indemnification provisions.


Employment Contracts

The Company has entered into an employment agreement with James
Bryan, a former Financial Officer of the Company to employ him as General Manager which provides for the issuance of options to purchase up to 100,000 shares of Common Stock at a price equal to their fair market value to be determined by counsel to the Company after resumption of trading of the Company's stock. The options will be exercisable for a period of 2.5 years. The shares underlying the options will be registered in the next registration statement filed by the Company. During fiscal 1996 Mr. Bryan gave his personal guaranty on a Company loan and was given a warrant to purchase 50,000 shares at $1.00 per share as compensation.
Mr. Bryan resigned as an officer of the Company during 1995 and is currently employed by the Company as General Manager.

In August 1994 the Company entered into an employment agreement with the Vice President of Engineering, Sandeep Gupte,. In addition to salary the agreement provides for the issuance of options to purchase up to 100,000 shares of Common Stock exercisable at the fair market value of the stock as determined by the independent auditors, as soon as practicable, but not more than thirty (30) days after the commencement of trading of the Common Stock. The options will be exercisable for a period of 5 years from their vesting dates. The shares underlying the options will be registered in the next registration statement filed by the Company.

Gary Peterson, the Chief Financial Officer received an option to purchase up to 100,000 shares of Common Stock, exercisable at the fair market value of the stock, defined as the average of the bid and ask prices on the 30th day after trading in a public market has been commenced.
Mr. Peterson also received a warrant to purchase 50,000 shares of the Company's Common Stock at $1 per share pursuant to his personal guaranty of a Company loan.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 23, 1996 and as reflected on the records of the transfer agent of the Company, the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred
Stock (the "Preferred Stock") and Class B Common Stock beneficially owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, Preferred Stock and Class B Common Stock, by each director and each Named Executive Officer as defined in Item 10 and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.

______________________________________________________________________________________________________
Name and              Number          Percent of    Number       Percentage of
Address of            of Shares       outstanding   of Shares    outstanding    Number and
Beneficial            of              shares of     of Class B   Shares of      Percentage    Percent of
Owner\Identity        Common          Common        Common       Class B        of Preferred  Total Voting
of Group              Stock           Stock         Stock        Common Stock   Shares        Power

Loretta P. Trevers*
90 North 100 East
Logan, UT 84321       3,581,301(1)(2)  35.1%        2,000,000    100%                 0**      76.5%

Clayton Paul Hilliard
P.O. Box 52745
Lafayette, LA 70505   1,045,593        10.2%                0     **                  0**       3.7%

Gary Peterson*
150 Brothers Drive
Suite 570
SLC, UT 84116           150,000         1.5%                0     **                  0**        **

Jamie Levey*
375 South End Ave
Suite 25A
New York, NY  10280       6,666          **                 0     **                  0**        **

Gary Blum*
9595 Wilshire Boulevard
Suite 511
Beverly Hills, CA
90212                     5,667          **                 0     **                  0**        **

Wasatch Advisors, Inc.
68 South Main #400
Salt Lake City, UT
84101                   727,222(3)      7.1%                0     **               99,300        2.6%
										   (21.6%)
All executive officers
	and directors
	as a group
	(4 persons)   3,743,634(1)(2)  36.7%(1)(2)  2,000,000    100%                 0**       77.1%

- - ------------------------------------------------------------------------------------------------------

*Indicates current officer or director of the Company.
**Less than one percent

(1) Includes 2,000,000 shares of Class B Common Stock convertible into 2,000,000 shares of Common Stock.

(2) Includes 500,000 shares of Common Stock and 200,000 shares of Class B Common Stock which is in the name of a partnership trust in which Ms. Trevers is General Partner and retains full voting rights until such time as the trust has been executed. Beneficiaries of the trust include Ms. Trevers and three of her children.

(3)Includes 99,300 shares of Preferred Stock convertible into 198,600 shares of Common Stock.


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to 1989 the Company issued a promissory note to Loretta P. Trevers, the current President and Chairman and Principal Shareholder of the Company, in the amount of $92,261, in lieu of certain Subchapter S distributions. This note, which bears interest at 10%, was later assigned to a partnership which had undertaken to develop certain products for the Company. In 1989 the note was reinstated by the Company when it became clear the partnership was not going to pay the note and the Company would be able to do so. During 1992 the note was offset in the amount of $32,194 by personal charges incurred during the year. As of April 30, 1992, there was a balance owing under the promissory note to Loretta P. Trevers, in the amount of $43,396. The note was due upon demand. The note was offset during the 1994 fiscal year against advances made. Advances made on behalf of Loretta Trevers a director, principal shareholder and an executive officer of the Company are set forth in "ITEM 10 - EXECUTIVE COMPENSATION".


ITEM 13         EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

The following documents are filed (separately) as exhibits to this report:

Regulation S-B                                                     Sequential
Exhibit Number                                                     Page Number

(3.1)   Certificate of Incorporation, as amended to date                (5)
(3.2)   Bylaws                                                          (1)
(4.1)   Specimen Preferred Stock Certificate and
	Certificate of Designations                                     (4)
(4.2)   Specimen Common Stock Certificate,
	as amended.                                                     (3)
(4.3)   Form of Selected Dealers' Warrant                               (3)
(4.4)   First Interstate Bank
	Loan documents, as modified                                     (5)
(4.5)   LDP Corp Line of Credit documents
(10.1)  Option of Howard M. Crosby                                      (1)
(10.2)  Trucksafe Learning Center joint venture contract                (1)
(10.3)  Intervenor Settlement                                      Attached
(10.4)  Form of Options of Harris G. LeRoy, II*                         (3)
(10.5)  Purchase Agreement on building                                  (3)
(10.7)  James Bryan employment contract*                                (5)
(10.8)  Sandeep Gupte employment contract*                              (5)
(10.9)  Termination Agreements with Donald G. Gallent                   (5)
(11)    Statement regarding computation of
	per share earnings                                         Attached
(21)    Subsidiaries                                                    (5)

(1) Filed as an Exhibit to the Company's Form 10 Registration Statement, (File Number 0-19470) as amended and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Form 10-Q for the Quarter ended January 31, 1992 and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's S-1 Registration Statement (File Number 33-47406) as amended and incorporated herein by reference.
(4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1992 and incorporated herein by reference.
(5) Filed as an Exhibit to the Company's Form 10KSB for the fiscal years ended April 30, 1994 and 1993 and incorporated by reference.
*  Indicates management contract or compensatory agreement
(b)  Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the  Exchange Act,
Digitran Systems, Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July, 1996.

	DIGITRAN SYSTEMS, INCORPORATED
	(Registrant)

	By    /s/ Loretta Trevers

	Its:      President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Loretta Trevers       Chairman of the Board
 Loretta Trevers           (Chief Executive Officer,
			    & Director)                  July 31, 1996


 /s/ Gary Blum             Director                      July 31, 1996
 Gary Blum

 /s/ Jamie Levey           Director                      July 31, 1996
 Jamie Levey

 /s/ Gary B. Peterson      Chief Financial Officer       July 31, 1996
 Gary B. Peterson

 /s/ Steven J Hansen       Controller                    July 31, 1996
 Steven J Hansen

			DIGITRAN SYSTEMS,
		   INCORPORATED AND SUBSIDIARY

			 April 30, 1996

		Consolidated Financial Statements

		   DIGITRAN SYSTEMS, INCORPORATED
			  AND SUBSIDIARY



Index to Consolidated Financial Statements







								    Page


Report of Tanner + Co.                                               F-2


Consolidated balance sheet                                           F-3


Consolidated statement of operations                                 F-4


Consolidated statement of shareholders' equity                       F-5


Consolidated statement of cash flows                                 F-6


Notes to consolidated financial statements                           F-7



[FN]

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Digitran Systems, Incorporated

	We have audited the consolidated balance sheet of Digitran Systems, Incorporated as of April 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended April 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digitran Systems, Incorporated as of April 30, 1996, and the results of their operations and their cash flows for the years ended April 30, 1996 and 1995 in conformity with generally accepted accounting principles.

	The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses, and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Also, as discussed in Notes 1, and 18 to the consolidated financial statements, the Company is involved in a shareholder lawsuit related to alleged false and misleading information provided to the public. Management and the Company's legal counsel are attempting to resolve these matters with the shareholders. However, it is not possible to predict the outcome of these matters. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

				/s/ Tanner + Co.

Salt Lake City, Utah
June 21, 1996
[FN]

		     DIGITRAN SYSTEMS, INCORPORATED
			    AND SUBSIDIARY

		       Consolidated Balance Sheet

			     April 30, 1996


		ASSETS

Current assets:
	Cash                                                 $      71,589
	Accounts receivable, net                                   188,067
	Costs and estimated earnings in excess
	  of billings on uncompleted contracts                     484,800
	Receivable from related parties                              1,365
	Inventories                                              1,535,613
	Prepaid expenses                                             1,380
	Current portion of note receivable                         120,000

			   Total current assets                  2,402,814

   Simulator development costs, net                              1,089,313
   Property, plant and equipment, net                              951,459
   Note receivable                                                 280,000
   Depreciable property under contract, net                        260,996
   Investment in partnership                                        47,052

								$5,031,634




				LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
	Accounts payable                                         $  564,181
	Accrued expenses                                            474,637
	Billings in excess of costs and estimated
	 earnings on uncompleted contracts                          113,250
	Notes payable                                               291,447
	Current portion of long-term debt                           448,050

			   Total current liabilities              1,891,565

   Long-term debt                                                   633,768

   Commitments and contingencies                                        -

   Shareholders' equity:
	  Preferred stock, $.01 par value, 1,000,000
	   authorized, 371,695 shares issued and
	   outstanding (aggregate liquidation
	   preference $3,228,161), (entitled to
	   one-tenth vote per share)                                  3,717
	  Common stock, $.01 par value; 25,000,000
	   shares authorized, 8,282,069 shares
	 issued and outstanding (entitled to
	  one-tenth vote per share)                                  82,821
	  Class B common stock, $.01 par value;
	   5,000,000 shares authorized; 2,000,000
	   shares issued and outstanding (entitled
	  to one vote per share)                                     20,000
	  Capital in excess of par value                          5,984,101
	  Accumulated deficit                                    (3,584,338)

								  2,506,301

								 $5,031,634
[FN]
See accompanying notes to consolidated financial statements.



		    DIGITRAN SYSTEMS, INCORPORATED


			   AND SUBSIDIARY


		 Consolidated Statement of Operations


						      Years Ended
						       April 30,
						1996            1995
Net sales                                       $3,441,366       2,592,682
Cost of sales                                    2,288,798       1,582,642

Gross profit                                     1,152,568       1,010,040

Selling, general and administrative
 expenses                                        2,097,329       2,611,566

Loss from operations                              (944,761)     (1,601,526)

Other income (expense):
  Interest expense                                (250,486)       (160,926)
  Inventory and software development write-down   (285,373)            -
  Litigation settlement                           (133,754)            -
  Equity in loss from partnership                 (132,349)        (43,707)
  Other income                                                                      82,675              124,882

Loss before income taxes                        (1,664,048)     (1,681,277)

Income tax benefit                                     -               -

Net loss                                       $(1,664,048)     (1,681,277)

Dividends on convertible preferred
stock; unpaid                                     (208,149)       (257,012)

Net loss applicable to common stock            $(1,872,197)     (1,938,289)

Loss per common share                                $(.19)           (.21)

Weighted average number of common stock
  and common equivalent shares                   9,627,000       9,405,000

See accompanying notes to consolidated financial statements.

F-4

		     DIGITRAN SYSTEMS, INCORPORATED
			     AND SUBSIDIARY

	      Consolidated Statement of Shareholders' Equity

		 Years Ended April 30, 1996 and 1995


									      Class B          Capital In   Accumu-
			     Preferred Stock         Common Stock           Common Stock       Excess of    lated
			    Shares     Amount     Shares      Amount     Shares      Amount    Par Value    Deficit

Balance at May 1, 1994      460,050    $4,600      7,403,983   74,040     2,000,000   20,000    5,353,766    (239,013)


Conversion of preferred
  stock to common stock      (2,200)      (22)         4,400       44           -        -           (22)         -


Net loss                        -         -              -        -             -        -           -      (1,681,277)


Balance at April 30, 1995   457,850     4,578      7,408,383   74,084     2,000,000   20,000    5,353,744   (1,920,290)

Shares issued for:
  Cash                          -         -           75,000      750           -        -         74,250          -
  Services                      -         -           69,000      690           -        -         68,310          -
  Settlement of litigation      -         -          133,754    1,338           -        -        132,416          -
  Reduction of accounts
    payable and long-
    term debt                   -         -          337,467    3,374           -        -        357,105          -

Conversion of Preferred
 Stock to Common Stock      (86,155)     (861)       258,465    2,585           -        -         (1,724)         -

Net loss                        -         -              -        -             -        -            -     (1,664,048)

Balance at April 30, 1996   371,695    $3,717      8,282,069   82,821     2,000,000   20,000    5,984,101   (3,584,338)


See accompanying notes to consolidated financial statements.

				     F-5

			  DIGITRAN SYSTEMS, INCORPORATED
				 AND SUBSIDIARY

		       Consolidated Statement of Cash Flows

									       Years Ended
										April 30,
									   1996           1995
Cash flows from operating activities:
	Net loss                                                          $(1,664,048)    (1,681,277)
	Adjustments to reconcile net loss to net cash
	 provided by operating activities:
		Depreciation and amortization                                 811,457        852,498
		Inventory and software development write-down                 285,373            -
		Gain on forgiveness of debt                                   (22,422)           -
		Issuance of Common Stock for services and
		 litigation settlement                                        202,754            -
		Payment of loan fees by related party in
		  exchange for reduction of related party receivable           30,000            -
		Provision for losses on accounts receivable                    (5,025)       (21,431)
		Equity in loss from joint venture                             132,349         43,707
		Gain on disposition of property and
		  equipment                                                       -          (23,632)
		(Increase) decrease in:
			 Accounts receivable                                 (165,916)        40,509
			 Inventory                                            526,971        327,160
			 Cost in excess of billings                          (484,800)       825,000
			 Prepaids and other current assets                     13,620         26,941
			 Note receivable                                      100,000       (500,000)
			 Related party receivable                             (70,674)       (99,647)
		Increase in:
			 Accounts payable and other current liabilities       259,704        333,876
			 Billings in excess of costs                          113,250            -

		Net cash provided by operating activities                      62,593        123,704

Cash flows from investing activities:
	Proceeds from sale of property and equipment                              -           29,200
	Purchase of property and equipment                                   (138,299)       (14,829)
	Increase in capitalized simulator costs                              (151,630)      (155,195)

		Net cash used in
		 investing activities                                        (289,929)      (140,824)

Cash flows from financing activities:
	Proceeds from short-term borrowings                                 1,098,800            -
	Payments on short-term borrowings                                    (944,548)       (90,000)
	Proceeds from long-term borrowings                                    423,708         76,469
	Payments on long-term debt                                           (372,934)      (408,561)
	Issuance of common stock                                               75,000            -

		Net cash provided by (used in)
		 financing activities                                         280,026       (422,092)

Net increase (decrease) in cash                                                52,690       (439,212)

Cash, beginning of year                                                        18,899        458,111

Cash, end of year                                                           $  71,589         18,899

See accompanying notes to consolidated financial statements.

				     F-6

			DIGITRAN SYSTEMS, INCORPORATED
			       AND SUBSIDIARY

		  Notes to Consolidated Financial Statements

			  April 30, 1996 and 1995



(1)     Summary of Business and Significant Accounting Policies

History and Business Activity

	Digitran Systems, Incorporation (the Company) was formed under the laws of the state of Delaware in March 1985 as Mark, Inc. The
Company began business operations in September, 1985 when it acquired all the outstanding shares of Digitran, Inc. In connection with the acquisition of Digitran, Inc., the Company changed its name to Digitran Systems, Incorporated. In 1979, Digitran, Inc., introduced a digital petrochemical well pressure control simulator training system; subsequently, Digitran, Inc., has developed crane training simulation systems for the construction and maritime crane industries and a truck driving training simulation system.

Going Concern

	The Company has incurred recurring operating losses and has an accumulated deficit. As discussed in Note 18, the Company is the defendant in a class action lawsuit with unspecified damages. The effect of such recurring operating losses and the litigation has been to render the Company unable to trade on the open market and to deny the Company access to competitive borrowing facilities. Due to the lack of competitive borrowing and access to equity markets for the reasons noted, the Company has had to rely on loans with unfavorable interest rates, loan from related parties, an from new sales to fund operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

	Management is attempting to obtain profitable operations through increased sales. This is in part dependent upon the Company's ability to successfully resolve the pending litigation. This will permit management to focus its time, attention and financial resources properly on operational considerations.

Principles of Consolidation

	The consolidated statements include the accounts of the Company and its wholly owned subsidiary. As all operations for all periods presented are conducted in Digitran, Inc., there are no material intercompany eliminations required, and the accounts of Digitran, Inc., are essentially reflected as the books of Digitran Systems, Incorporated.

[FN]

		       DIGITRAN SYSTEMS, INCORPORATED
			      AND SUBSIDIARY

	   Notes to Consolidated Financial Statements - Continued



(1)     Summary of Business and Significant Accounting Policies -
Continued

Cash Equivalents

	For purposes of the statement of cash flows, cash includes all cash investments with original maturities to the Company of three months or less.

Inventories

	Inventories are recorded at the lower of cost (first-in, first-out) or market.

	Significant components of certain simulators held for resale have been financed over periods exceeding one year. These simulators and components have been included in inventories, with the related obligations under long-term debt classified as current, due to the Company's intent to sell the related simulators in the next fiscal year.

Property, Plant and Equipment

	Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property, plant and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property, plant and equipment are reflected in operations.

Capitalized Simulator Development Costs

	Capitalized simulator development costs result from the development and enhancement of software used to control, monitor and drive simulators used for training in petrochemical operations, various crane operations and heavy duty truck operations. Software cost capitalization begins at such time as technological feasibility of a given product has been established and ceases when the product is available for general release to customers. Technological feasibility is determined by a multi-step analysis of the progress toward a marketable product which, generally, requires that the product has progressed to the point that the risks of completion have been identified, overcome and the product is functional in its software stage. From the point technological feasibility has been established, until the product is available for general release, the costs of the software engineers, including those costs of coding and testing are capitalized. In addition to the direct labor costs of the engineers, the Company allocates certain overhead expenses which are directly related to software development. The allocation is based on the relationship of direct labor dollars charged to projects which have achieved technological feasibility to the total labor dollars. Expenses related to maintenance and servicing performed by the Company under customer support and warranty arrangements are charged to expense as incurred.

[FN]

		       DIGITRAN SYSTEMS, INCORPORATED
			      AND SUBSIDIARY

	   Notes to Consolidated Financial Statements - Continued



(1)     Summary of Business and Significant Accounting Policies - Continued

Capitalized Simulator Development Costs - Continued

	Amortization of the capitalized simulator development costs is computed on a product by product basis over the estimated useful life of the product, generally seven years. Software costs are carried at the net of unamortized cost or net realizable value. Net realizable value is reviewed on an annual basis after assessing potential sales of the product in that the unamortized capitalized cost relating to each product is compared to the net realizable value of that product and any excess is written off as required by SFAS No. 86.

	During the years ended April 30, 1996 and 1995, the Company wrote off $100,373 and $0, respectively, of the capitalized software development costs related to its net realizable value.

Investment in Partnership

	The Company owns a fifty percent interest in a partnership (Trucksafe Learning Center (TLC)) formed to provide training for truck drivers. The Company accounts for the investment using the equity method.

Revenue Recognition

	The Company recognizes revenue on the manufacture and sale of computer driven simulation equipment. The sales can be from existing inventory of the Company, wherein the revenue is recognized once the amount and collectibility are reasonably assured. Sales may also be generated through contractual agreements between the Company and their customers which require the Company to manufacture the product and/or customize some of the software applications for specific training scenarios. Where the Company is required to develop and manufacture a simulator, the Company uses long-term contract accounting, using the percentage of completion method of accounting for uncompleted contracts. Such accounting takes into account the costs, estimated earnings and expectation of collection, as well as revenue to date on contracts not yet completed. The amount of revenue recognized is not related to the progress billings to customers.

	For most contracts, the revenue recognized at the statement date is the proportion of total revenue equal to the percentage of the labor hours incurred to date on that contract compared to anticipated final total labor hours to be incurred in completing the contract, based on current estimates of labor hours required to complete the contract.


[FN]

		      DIGITRAN SYSTEMS, INCORPORATED
			     AND SUBSIDIARY

	   Notes to Consolidated Financial Statements - Continued


(1)     Summary of Business and Significant Accounting Policies - Continued

Revenue Recognition - Continued

	Contract costs include all direct labor and benefits, material unique to or installed in the project, and indirect costs allocation, including employee benefits and equipment expense.

	As contracts extend over one or more years, revisions in cost and earning estimates during the course of the work are reflected in the accounting period in which the estimates are adjusted.

	At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.

Income Taxes

	Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to the capitalization of software costs.

Loss Per Common and Common Equivalent Share

	Net loss per common share is based on net loss after preferred stock dividend requirements and the weighted average number of common shares outstanding, including Class B common stock, during each year after giving effect to stock options considered to be dilutive common stock equivalents, determined using the treasury stock method. Fully diluted net loss per common share is not materially different from primary net loss per common share.

Concentration of Credit Risk

	Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

[FN]

		       DIGITRAN SYSTEMS, INCORPORATED
			      AND SUBSIDIARY

	   Notes to Consolidated Financial Statements - Continued


(1)     Summary of Business and Significant Accounting Policies - Continued

Concentration of Credit Risk - Continued

	The Company has cash in bank and short-term investments which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.

Use of Estimates in the Preparation of Financial Statements

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

	Certain accounts in the 1995 financial statements have been reclassified to conform with the current year.


(2)  Detail of Certain Balance Sheet Accounts

       Accounts receivable:
	 Trade receivables                        $  202,419
	 Less allowance for doubtful accounts        (14,352)

						  $  188,067

       Inventories:
	 Parts and supplies                       $  251,872
	 Work-in-process                             568,943
	 Finished goods                              714,798

						  $1,535,613

       Accrued expenses:
	 Accrued expenses                         $  348,404
	 Deferred revenue                            126,233

						  $  474,637
[FN]

			DIGITRAN SYSTEMS, INCORPORATED
			       AND SUBSIDIARY

	   Notes to Consolidated Financial Statements - Continued



(3)  Costs and Estimated Earnings on Uncompleted Contracts

       Information relative to uncompleted contracts is as follows:

	 Costs incurred on uncompleted contracts           $   743,300
	 Estimated earnings                                    793,000

							     1,536,300
	 Less billings to date                              (1,164,750)

	 Total                                             $   371,550

       Included in the accompanying balance sheet under the following captions:

	 Costs and estimated earnings in excess
	  of billings on uncompleted contracts             $   484,800

	 Billings in excess of costs and estimated
	  earnings on uncompleted contracts                   (113,250)

							   $   371,550


(4)     Related Party Transactions

	The receivable from related parties consists of cash advances, plus related interest, made to an officer/stockholder and employees of the Company. The amount due is expected to be repaid within the current period.

	At April 30, 1996, the Company included $15,037 of related party payables in accounts payable, $86,231 of commissions payable to employees in accrued expenses and $70,355 of bonuses payable to employees in accrued expenses.


(5)     Note Receivable

	The Company has entered into a partnership agreement with a Canadian corporation in order to provide simulator training to the Canadian trucking industry (see Note 9). Trucksafe Learning Center
(TLC) purchased a simulator from Digitran for $600,000 and a one-half interest in the partnership. The purchase price of the simulator consisted of cash of $50,000 and a note receivable of $550,000. The note is payable in monthly installments of $10,000 plus interest. As of April 30, 1996 the note had a balance of $400,000, of which $120,000 is current and $280,000 is long-term.

[FN]

		      DIGITRAN SYSTEMS, INCORPORATED
			     AND SUBSIDIARY

	  Notes to Consolidated Financial Statements - Continued





(6)  Simulator Development Costs

       Simulator development costs consist of the following:

	 Capitalized software development costs             $4,844,696
	 Capitalized software purchased                        121,264

							     4,965,960

	 Less accumulated amortization                      (3,876,647)

							    $1,089,313


	Amortization expense related to the capitalized software costs was $587,663 and $570,391 for the years ended April 30, 1996 and 1995, respectively.


(7)     Property, Plant and Equipment

		Property, plant and equipment consists of the following:

		Buildings and improvements              $  762,532
		Computer equipment                         546,501
		Office equipment and fixtures              208,522
		Vehicles                                   107,024
		Land                                        15,400

							 1,639,979

		Less accumulated depreciation
		  and amortization                        (688,520)

							$  951,459

[FN]

		      DIGITRAN SYSTEMS, INCORPORATED
			     AND SUBSIDIARY

	  Notes to Consolidated Financial Statements - Continued


(8)     Depreciable Property Under Contract

	The Company leases a simulator to the Shipping Association of Jamaica. There is no formal lease agreement, therefore, the simulator is leased on a month-to-month basis. Jamaica has an option to purchase the simulator at any time for the sales price of the simulator less any lease payments made in the past. At year end the related simulator had a cost of $451,732 with related accumulated depreciation of $190,736.


(9)     Investment in Partnership

	On November 4, 1994, the Company entered into a partnership agreement with a Canadian corporation, Trucksafe, Inc. (TSI). This corporation consists of two Canadian trucking companies, Westcan and Economy Carriers. The partnership agreement creates a truck training center, Trucksafe Learning Center (TLC), in Canada. The Company contributed one "Trucksafe 1000" truck simulation system for a one-half interest in the training center entitling the Company to receive one-half of all profits from the training center and no responsibility to fund losses or cash calls. The Canadian partner purchased a one-half interest in TLC through $600,000 of consideration.

	The Company has accounted for this transaction as a sale of a one-half interest in the simulator and an investment in a partnership equal to one-half of the cost of the simulator.

	Summarized unaudited financial information for TLC is as follows:
					      Years Ended
					       April 30,
				       1996             1995
    Total assets                       $1,015,183       1,377,395
    Total liabilities                     675,478         557,866

    Net equity                        $   339,705         819,529

    Revenues                          $   274,899          10,527
    Net loss                          $  (479,824)        (87,413)

    Company equity in loss
     from partnership                 $  (132,349)        (43,707)

	The difference between the Company's share of the net assets of the partnership and its recorded investment is attributed to the cost of the simulator and is being amortized over its estimated useful life.
[FN]

		       DIGITRAN SYSTEMS, INCORPORATED
			      AND SUBSIDIARY

	  Notes to Consolidated Financial Statements - Continued


(10)    Notes Payable

	Notes payable at April 30, 1996 are comprised of the following:

		Note payable to a stockholder
		 with interest due monthly at a
		 rate of 15%, due May 31, 1996,
		 secured by a building                        $100,000

		Note payable to a stockholder
		 with interest due monthly at a
		 rate of 15%, due on demand,
		 secured by a building                         100,000

		Note payable to a stockholder
		 with interest due monthly at a
		 rate of 15%, due March 15, 1997,
		 secured by a building                          50,000

		Note payable to a company at a
		 flat charge of 5% of the principal
		 loaned, due May 15, 1996, secured by
		 sales contract                                 25,000

		Note payable to a financial institution
		  with interest at a rate of 21%, due
		  May 15, 1996, secured by a vehicle            16,447

							      $291,447


(11)    Long-Term Debt

	Long-term debt at April 30, 1996 is comprised of the following:

	       Note payable to an individual in monthly
		installments of $1,750, including interest
		at 8.5%, secured by a building                $ 196,875

[FN]

		      DIGITRAN SYSTEMS, INCORPORATED
			     AND SUBSIDIARY

	  Notes to Consolidated Financial Statements - Continued


(11)    Long-Term Debt - Continued

		Note payable to a bank in monthly
		 installments of $10,000, including
		 interest at prime plus 2% (10.25%
		 at April 30, 1996), secured by inventory
		 and a note receivable                          167,332

		Note payable to a bank with interest due
		 monthly, at a rate of prime plus 2.5%
		 (10.75% at April 30, 1996)  and principal
		 of $5,000 due June 17 and December 17 of
		 each year and principal of $1,500 due
		 March 17 and September 17 of each year,
		 secured by a building                          149,931

		Note payable to a vendor in monthly
		 installments of $7,540, including
		 interest at prime plus 2% (10.25%
		 at April 30, 1996, secured by equipment)       138,534

		Note payable to a bank in monthly
		 installments of $1,362, including
		 interest at 10.5%, secured by a building       118,714

		Note payable to a bank in monthly
		 installments of $3,737, including
		 interest at prime plus 2% (10.25%
		 at April 30, 1996), secured by accounts
		 receivable, equipment, and inventory            92,071

		Unsecured note payable to a financial
		 institution in monthly installments of
		 $2,100, including interest at 12%               81,624

		Note payable to a governmental
		 organization, interest due monthly
		 at 10.25%, and principal payments of
		 $25,000 due in September 1996 and
		 March 1997, secured by inventory                50,000

[FN]

		       DIGITRAN SYSTEMS, INCORPORATED
			      AND SUBSIDIARY

	   Notes to Consolidated Financial Statements - Continued


(11)    Long-Term Debt - Continued

		Unsecured non-interest bearing note
		 payable to a professional corporation
		 for services provided, due January 1999         49,659

		Notes payable to financial institutions
		 in aggregate monthly installments of
		 $4,308, including interest at rates
		 ranging from 9% to 9.5%, secured by
		 vehicles                                        13,254

		Unsecured note payable to an individual
		 in monthly installments of $5,000 in
		 May 1996 and $2,000 thereafter,
		 including interest at 10%                       14,270

		Unsecured note payable to an individual
		 in monthly installments of $400, including
		 interest at 8%                                   8,107

		Capital lease obligation (see Note 12)            1,447

							      1,081,818

		Less current portion                           (448,050)

		Long-term debt                                $ 633,768

		Future maturities of long-term debt are as follows:

			1997                                 $  448,050
			1998                                    114,160
			1999                                    203,467
			2000                                     33,446
			2001                                     14,226
			Thereafter                              268,469

							     $1,081,818
[FN]

		      DIGITRAN SYSTEMS, INCORPORATED
			    AND SUBSIDIARY

	  Notes to Consolidated Financial Statements - Continued


(11)    Long-Term Debt - Continued

	None of the Company's financial instruments are held for trading purposes. The Company estimates that the aggregate fair value of all financial instruments at April 30, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


(12)    Lease Obligations

	The Company leases certain equipment and fixtures under a noncancellable lease. The lease provides the Company the option to purchase the leased asset at the end of the initial lease term. Assets under capital lease included in property, plant, and equipment are as follows:

	Office equipment and fixtures           $ 2,996

	Less accumulated amortization            (1,246)

						$ 1,750

	Amortization expense for assets under capital lease during fiscal 1996 and 1995 was $996 and $15,533, respectively.

	The capital lease obligation has an imputed interest rate of 25 percent and is payable in monthly installments through 1997. The lease is secured by equipment and fixtures. Future maturities and minimum payments on the capital lease obligation is as follows:

	 Amounts due                                   $1,604
	 Less amount representing interest               (157)

	 Present value of minimum capital
	  lease obligation                             $1,447

[FN]

		      DIGITRAN SYSTEMS, INCORPORATED
			     AND SUBSIDIARY

	   Notes to Consolidated Financial Statements - Continued


(12)    Lease Obligations - Continued

	The Company leases office equipment under noncancellable operating lease agreements which expire in 1997. Future minimum rental payments for existing noncancellable operating leases for the year ending April 30, 1996, was $4,269.

	Rental expense on operating leases for fiscal 1996 and 1995 was $6,404 and $2,135.


(13)    Capital Stock

	The Company's capital stock consists of common stock, Class B common stock, and preferred stock. The common stock provides for a noncumulative $.05 per share annual dividend and a $.01 per share liquidation preference over Class B common. In addition, the Company must pay the holders of the common stock a dividend per share at least equal to any dividend paid to the holders of Class B common. Holders of the common stock are entitled to one-tenth of a vote for each share held.

	Class B common may not receive a dividend until an annual dividend of at least $.05 is paid on the common stock. Holders of Class B common have preemptive rights with respect to the Class B common stock and may convert each share of Class B common into one share of the common stock at any time. Holders of Class B common are entitled to one vote per share held.

	The Series 1 Class A 8 percent Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of April 30, 1996, there were 371,695 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8 percent per annum on the stated value of the stock, designated at $7 per share. Dividends are payable annually on September 15 and March 15. No dividends have been paid since March
15, 1993, resulting in dividends in arrears of approximately $626,296. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

[FN]

		      DIGITRAN SYSTEMS, INCORPORATED
			     AND SUBSIDIARY

	  Notes to Consolidated Financial Statements - Continued


(14)    Income Taxes

	The income tax benefit differs from the amount computed at federal statutory rates as follows:

						 Years Ended
						   April 30,
					      1996          1995
  Income tax benefit at statutory rate       $ 566,000          572,000
  Change in valuation allowance               (550,000)        (488,000)
  Life insurance and meals                     (11,000)          (8,000)
  Other                                            -            (76,000)

					     $     -                -

	Deferred tax assets (liabilities) at April 30, 1996 are comprised of the following:

	Net operating loss carryforward           $ 1,561,000
	Software development costs                   (347,000)
	Depreciation                                   15,000
	Accrued commission                             29,000
	Accrued bonuses                                24,000
	Allowance for bad debts                        17,000
	Donation carryforward                           8,000

						    1,307,000

	Valuation allowance                        (1,307,000)

						  $       -

	At April 30, 1996, the Company has a net operating loss carryforward available to offset future taxable income of approximately $4,600,000, which will begin to expire in 2008. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized.

[FN]

		      DIGITRAN SYSTEMS, INCORPORATED
			     AND SUBSIDIARY

	  Notes to Consolidated Financial Statements - Continued


(15)    Supplemental Cash Flow Information

	During the year ended April 30, 1996:

  The Company acquired equipment in exchange for long-term debt of $151,386.

  The Company reduced certain accounts payable and long-term debt in the amount of $360,479 in exchange for common stock.

  The Company reduced related party receivable by $132,630, accounts payable by $102,630, and its notes payable by $30,000, due to the related party satisfying certain accounts payable and notes payable with issuance of personal stock in lieu of repayment to the Company.

  The Company increased related party receivable and accounts payable by $18,000 due to the reversal of a prior transaction.

  The Company reduced certain accounts payable in the amount of $8,522 in exchange for a vehicle.

  The Company cenverted 86,155 shares of Preferred Stock to 258,500 shares of Common Stock in accordance with the Preferred Stock conversion feature and the litigation settlement agreement (see Note 18).

	During the year ended April 30, 1995:

  The Company acquired equipment in exchange for long-term debt of $2,996.

  The Company reduced certain accounts payable, accrued expenses, and long-term debt in the amount of $60,097, in exchange for equipment and land with a book value of $42,952, recorded a gain on the transaction of $20,145 and recorded accounts receivable of $3,000.

  The Company reduced its related party receivable and its accounts payable by $128,500 due to the related party satisfying certain accounts payable in lieu of repayment to the Company.

  Stockholders converted 2,200 shares of preferred stock for 4,400 shares of common stock.

  The Company exchanged inventory with a cost of $223,108 for an investment in a joint venture.

[FN]
				   F-21


		      DIGITRAN SYSTEMS, INCORPORATED
			     AND SUBSIDIARY

	  Notes to Consolidated Financial Statements - Continued


(15)    Supplemental Cash Flow Information - Continued

				     Years Ended
				      April 30,
				1996           1995
    Interest                    $210,831        157,991
    Income taxes                $    -              -

(16)    Major Customers and Export Sales

	Sales to major customers which exceeded 10 percent of net sales are as follows:

			      Years Ended
			       April 30,
			 1996           1995
    Company A            $1,110,000            -
    Company B               911,400            -
    Company C               398,400            -
    Company D                   -        1,166,000
    Company E                   -          600,000
    Company F                   -          336,000

		Export sales to unaffiliated customers were as follows:

						 Years Ended
						  April 30,
					     1996           1995
    Region
    North America (excluding the U.S.)       $1,402,364        652,197
    Asia                                      1,234,607      1,221,705
    South America                               331,709            -
    Australia                                   226,500            -
    Europe                                      106,531         76,098
    Africa                                          -          360,491

					     $3,301,711      2,310,491

[FN]

		      DIGITRAN SYSTEMS, INCORPORATED
			      AND SUBSIDIARY

	   Notes to Consolidated Financial Statements - Continued


(17)    Stock Options

	Information regarding the Company's stock options are summarized below:

				      Number of     Option Price
				      Options       Per Share
    Outstanding at April 30, 1995       660,000      $         *
    Granted                             845,000       .50-1.25,*
    Expired                            (250,000)               *
    Outstanding at April 30, 1996     1,255,000      $.50-1.25,*

	Options exercisable at April 30, 1996 and 1995 are 1,185,000 and 540,000, respectively.

* Some option prices are based on the stock trading price.  At
April 30, 1996 and 1995, the Company's stock was not trading and, therefore, this amount could not be determined.


(18)    Shareholder Litigation

	In May, 1994 a consolidated amended complaint was filed for a proposed Class Action by certain stockholders on behalf of themselves and all those similarly situated in the United States District Court of the District of Utah, Salt Lake Division. The action consolidated two separate actions filed in August, 1993, and February, 1994 respectively, against Digitran Systems, Incorporation, Digitran, Inc., its subsidiaries, officers and directors, and Grant Thornton, its former auditor. Included as Plaintiffs was a proposed Class consisting of all persons who purchased and held securities of Digitran Systems, Incorporated during the period from March 19, 1992 to May 21, 1993. The complaint alleges that the
Company published or released false or misleading information relating to the recognition of revenue on certain contracts and improperly capitalized certain simulator development costs. The complaint also alleges that certain defendants engaged in insider trading activities. The complaint seeks the following relief: 1) declaring the action to be proper class action;
2) awarding compensatory and punitive damages, including interest and that such damages be trebled; 3) awarding extraordinary equitable and/or injunctive relief and 4) awarding costs and expenses, including attorney's fees and costs. In connection with this case, Grant Thornton, the Company's former auditors have filed a cross-claim against the Company, and the Company has filed a cross-claim against Grant Thornton.
[FN]
				  F-23


		    DIGITRAN SYSTEMS, INCORPORATED
			   AND SUBSIDIARY

	Notes to Consolidated Financial Statements - Continued



(18)    Shareholder Litigation - Continued

	On October 6, 1995, an intervention was filed by a number of persons who purchased securities during the class period, but who purportedly excluded themselves from the class. The alleged violations of securities laws mirrored those filed by the class plaintiffs. As a result of the rising costs associated with the litigation, the Corporation has agreed to a settlement with the intervenors which requires issuance of common stock valued at approximately $134,000, conversion of approximately 86,000 shares of Preferred Stock to Common Stock on a three for one basis, and the assignment of its action against Grant Thornton to the Intervenors in exchange for the payment of all costs associated with the action and for dismissal of all claims by the Intervenors against the Corporation. In the event that Intervenors are successful in this matter against Grant Thornton, the Corporation shall share equally with Intervenors in the recovery, less costs and attorney's fees.

	The case has currently concluded the discovery phase. However, as a result of the Intervention filed by a significant number of shareholders of the Corporation, new expert reports have been filed and sought to be entered by Grant Thornton. In addition, it is the intent of new counsel for the Corporation to seek permission from the Court to submit expert reports on both the significant accounting issues before the Court and the damages which have been alleged by the class plaintiffs.

	Based on information currently available, the damages, if any, which could be incurred by the Company is uncertain. Consequently, no accrual has been made in the financial statements for possible losses related to this case, except for the $134,000 due to the agreement with the Intervenors and the conversion of Preferred Stock to Common Stock, which has been accrued and included in the April 30, 1996 financial statements.


(19)    Commitments and Contingencies

	In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. Management believes that the amount, if any, that may result from these claims, will not have a material adverse affect on the financial statements.

[FN]
				  F-24