Form 10QSB
period 1996-07-31
DIGITRAN SYSTEMS INC /DE
filed 1996-09-13
CIK 876134

UNITED STATES
		  SECURITIES AND EXCHANGE COMMISSION
		       Washington, D.C.  20549
			_____________________
			    FORM 10-QSB
			_____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		  SECURITIES EXCHANGE ACT OF 1934

		For the quarter ended July 31, 1996

				 OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		  SECURITIES EXCHANGE ACT OF 1934
		       _____________________

  For the Transition Period from                        to
  Commission File Number 1-11034

		   DIGITRAN SYSTEMS, INCORPORATED
	 (Exact name of registrant as specified in its charter)

		Delaware                        72-0861671
  (State of other jurisdiction of           (I.R.S. employer
   incorporation or organization)            identification No.)

		90 North 100 East, Logan, Utah  84321
	(Address of principal executive offices and zip code)

			  (801) 752-9067
	 (Registrant's telephone number, including area code)

			  Not applicable
	(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class                      Outstanding at August 12, 1996
Common stock, $.01 par value                     8,282,069
Class B Common stock, $.01 par value             2,000,000

Transitional Small Business Disclosure Format (Check one)

	Yes [ ]   No  [X]

TABLE OF CONTENTS



			PAGE

PART I. FINANCIAL INFORMATION
	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheet
	 as of July 31, 1996                                            1

	Unaudited Condensed Consolidated Statements of Operations,
	  for the three month periods ended July 31, 1996 and 1995      2

	Unaudited Condensed Consolidated Statements of Cash Flows,
	  for the three month periods ended July 31, 1996 and 1995      3

	Notes to Unaudited Condensed Consolidated Interim Financial
	  Statements                                                    5

	Item 2. Management's Discussion and Analysis of Financial
	  Condition and Results of Operations                          10


PART II. OTHER INFORMATION                                             13

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

	  DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

	       CONDENSED CONSOLIDATED BALANCE SHEET
			   (Unaudited)

			  July 31, 1996

ASSETS

CURRENT ASSETS
	Cash and cash equivalents                        $        30,939
	Accounts receivable                                       22,763
	Note receivable                                          120,000
	Inventories                                            1,022,653
	Costs & Earnings in Excess of Billings                   251,078
	Prepaids                                                   1,580

			Total current assets                   1,449,013

NET CAPITALIZED SIMULATOR DEVELOPMENT COSTS                    1,064,375
INVESTMENT IN JOINT VENTURE                                       18,091
LONG TERM NOTE RECEIVABLE                                        280,000
RENTAL & DEMONSTRATION SYSTEMS (NET)                             696,920
NET PROPERTY AND EQUIPMENT                                       920,784

							      $4,429,183

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Lines of credit and current notes payable             $  571,447
	Accounts payable                                         802,831
	Current portion of long-term debt                        366,495
	Other current liabilities                                361,095

			Total current liabilities              2,101,868

"LONG-TERM OBLIGATIONS, less current maturities"                 572,664

COMMITMENTS AND CONTINGENCIES                                        -

			Total liabilities                      2,674,532

STOCKHOLDERS' EQUITY
	Preferred stock                                            3,717
	Common stock                                              82,821
	Class B common stock                                      20,000
	Additional paid-in capital                             5,984,102
	Retained earnings (deficit)                           (4,335,989)

			Total stockholders' equity             1,754,651

							     $ 4,429,183
[FN]
The accompanying notes are an integral part of these financial statements.

	   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

	   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			  (Unaudited)

						  Three months ended July 31,
						      1996             1995
NET SALES                                         $  390,251       $  194,578

COST OF GOODS SOLD                                   553,193          274,136

GROSS PROFIT                                        (162,942)         (79,558)

EXPENSES:
	 Selling, general and administrative
	  expenses                                   537,373          433,499

OPERATING INCOME (LOSS)                             (700,315)        (513,057)

OTHER INCOME (EXPENSE)
	Interest expense                             (22,375)         (47,679)
	Equity in loss from joint venture            (28,961)         (14,334)
	Other income (expense)                           -              2,300

INCOME (LOSS) BEFORE INCOME TAXES                   (751,651)        (572,770)

INCOME TAXES                                             -                -

NET INCOME (LOSS)                                 $ (751,651)      $ (572,770)

LESS: CURRENT UNPAID DIVIDENDS ON
	CONVERTIBLE PREFERRED STOCK:              $      -         $      -

NET LOSS APPLICABLE TO COMMON STOCK               $ (751,651)      $ (572,770)

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK        $     (.07)      $     (.06)

WEIGHTED AVERAGE COMMON STOCK AND
	COMMON STOCK EQUIVALENTS OUTSTANDING      10,282,069        9,408,383

The accompanying notes are an integral part of these financial statements.
				     2

	     DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	     Increase (decrease) in cash and cash equivalents
			       (Unaudited)
							  For the Three Months Ended July 31,

								1996            1995
Cash Flows From (To) Operating Activities
  Net loss                                                  $ (751,651)     $ (572,770)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                            196,795         164,710
      Loss (gain) on disposal of assets                            -            (2,300)
      Loss (gain) in equity in joint venture                    28,961          14,334
      Change in assets and liabilities:
	(Increase) decrease in inventory                        11,805          (2,289)
	(Increase) decrease in costs & earnings
	  in exess of billings                                 120,473             -
	(Increase) decrease in other current assets            166,471          34,524
	 Increase (decrease) in current liabilities            125,108          (7,298)

	   Total adjustments                                   649,613         201,681

	   Net cash used by operating
	     activities                                       (102,038)       (371,089)

Cash Flows From Investing Activities:
  Purchase of property and equipment                            (3,827)            -
  Increase in capitalized simulator development costs          (72,125)         (7,472)
  Proceeds from sale of property and equipment                     -             2,300

    Net cash used in investing
     activities                                                (75,952)         (5,172)

Cash Flows From (To) Financing Activities
  Amounts borrowed under notes payable
   and lines of credit                                         405,000         471,000
  Amounts paid on notes payable and lines of credit           (175,000)        (42,730)
  Issuance of long-term obligations                              6,000             -
  Principal payments on long-term obligations                  (98,660)        (45,062)

    Net cash provided by financing
     activities                                                137,340         383,208

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                   (40,650)          6,947

Cash at Beginning of Period                                     71,589          18,899

Cash at End of Period                                       $   30,939      $   25,846

[FN]
				[Continued]

	      DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	   Increase (decrease) in cash and cash equivalents (cont.)
				 (Unaudited)

							  For the Three Months Ended July 31,
								1996            1995
Supplemental Disclosure of Cash Flow Information
  Cash paid during the three month period for interest          18,188          36,456

Noncash Financing and Investing Activities
  Property acquired through issuance of long-
   term obligations                                                -               -


[FN]
The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 31, 1996, results of operations and cash flows at July 31, 1996 and 1995 and for the three month periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1996 audited financial statements. The results of operations for the periods ended
July 31, 1996 and 1995 are not necessarily indicative of the operating results for the respective full years.

The simulator products which are marketed by the Company sell at a very high price in comparison to the total annual sales of the Company. This relationship leads to individual sales having a disproportionately large effect on total sales. Therefore, sales within a quarter can lead to highly volatile results of operations for individual quarters. The results for individual quarters may not be indicative of annual results. All quarterly information should be considered in light of the last fiscal year and the current year to date operations of the Company.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

Material commitments and contingencies at July 31, 1996 include certain shareholder litigation and possible going concern considerations as discussed below.


Shareholder Litigation

On April 1, 1993, the Securities and Exchange Commission (the "Commission" or "SEC") issued an order directing that an investigation be conducted by the Salt Lake City office of the Commission to determine whether the Company or any of its affiliates or any other person has engaged in violations of certain Federal laws. On May 21, 1993, the Commission issued an order suspending trading of the Company's securities. On December 29, 1994, a complaint against the Company was filed in U.S. District Court, District of Utah, Northern Division by the Securities and Exchange Commission. The complaint named, as defendants, Digitran Systems, Inc., Donald Gallent (a former officer and director) and James R. Bryan (a former officer). Mr. Gallent is no longer associated with the Company. Mr. Bryan has resigned as an officer and, while still an employee of the Company, is not involved in financial disclosure. The complaint sited violations of Sections 17(a) of the Securities Act of 1933, as amended, and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13b2-1 and 13b2-2 promulgated thereunder. A Final Judgment was filed by the Securities and Exchange Commission on September 25, 1995 in the United States District Court, District of Utah, Northern Division.
[FN]

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

On October 6, 1995, an intervention was filed by a number of shareholders who purchased securities during the class period, but who purportedly excluded themselves from the class. The intervention also concerned Shareholders of the corporation who had owned stock in the corporation for a number of years. The alleged violations of securities laws mentioned those filed by the class plaintiffs, as a result of the rising costs associated with the litigation, the corporation assigned its action against Grant Thornton to the Intervenors in exchange for the payment of all costs associated with the action against Grant Thornton and dismissal of all claims by Intervenors against the corporation. In the event that Intervenors are successful in this matter [FN] against Grant Thornton, the corporation shall share equally with the Intervenors in the recovery, less costs and attorney's fees. As of August 12, 1996, the Intervenors' action was dismissed by the Court against Grant Thornton, with the exception of the action assigned by the Company against Grant Thornton, and the actions of all those intervenors who have identical claims as those set forth by the class plaintiffs.

Discovery in the matter will conclude September 10, 1996 and trial has been scheduled for September 30, 1996. At this time the amount of damages, if any, which could be incurred by the Company is uncertain.

In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. In the opinion of management the ultimate resolution of these matters will not have a material adverse impact upon the Company, its business or property.


Going Concern

The accompanying financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is the defendant in a class action lawsuit with unspecified damages. Should the lawsuit result in substantial economic cost to the Company, the Company may be unable to continue in existence. The Company has settled with certain shareholders based on an issuance of the Company's stock and is continuing to attempt to find a similar equitable settlement with the remaining shareholder litigants which would be in the best interests of all parties involved.

The Company has been unable to resume trading and has been denied access to its traditional lines of credit. However, the Company has been able to obtain short term borrowings and lines of credit with local government agencies and a financial institution which have been backed by certain Company receivables.

During the last three years the Company has relied primarily on cash on hand from new sales to fund operations. During 1993 and 1994 the Company committed significant amounts of its cash on hand to finance the build up of inventories. From late 1993 through December 1994, management had been required to spend inordinate amounts of time and resources on the critical matters regarding the SEC investigation and shareholder suit, which are peripheral to operations. Consequently, management has had difficulty attracting additional management personnel to assume some of the tasks created, due to the factors noted above and cash flow constraints. This has resulted in operational results being diminished from those which otherwise might be anticipated by the Company. The combination of these factors has resulted in periods of cash liquidity shortfalls which were funded primarily by the sales of simulators from inventory, the sale of certain operating assets, the placing of mortgages on real estate which was previously debt free, and quasi public institutions and the forbearance of the Company's vendors in accepting late payments on outstanding invoices. The Company anticipates that funding for operations in the following quarters will likely come from sales proceeds.

The Company's continued existence is dependent upon its ability to focus on operational considerations in order to maintain the growth in sales opportunities and continue bringing to closure a sufficient number of the proposals currently outstanding to potential customers. Management plans to continue focusing its time, attention and financial resources on operational considerations.
[FN]

If management is unable to achieve expected results due to sales shortfalls or other unanticipated events, it may be required to obtain equity financing, reduce operations, refinance significant assets, or undertake other actions as may be appropriate.


Other Items

In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. In the opinion of management the ultimate resolution of these routine matters will not have a material adverse impact upon the Company's consolidated financial statements.


NOTE 3 - CONCENTRATIONS OF CREDIT RISK

Most of the Company's business activity is with oil companies, port authorities, training institutions and various other entities, often outside the United States. Normally, the Company attempts to secure shipments outside the United States through letters of credit and/or progress payments.

The Company currently has a crane simulation training system located in Kingston, Jamaica subject to a one month lease agreement. The potential accounting loss on the simulator, if the collateral proved to be of no value to the Company, would be approximately $240,000, including costs incurred in attempting to recover the collateral. However, the system is insured for an amount in excess of the book value of the system and has generated rental revenues during the past year which have exceeded all direct costs of utilizing the system for training as well as the depreciation of the system from its original cost.

In cases for which shipments are made on open accounts, the Company normally retains title or ownership claims to the equipment shipped by terms of its contracts or agreements until significant payment has been secured.


NOTE 4 - INVENTORIES

Inventories consisted of the following at July 31, 1996 and April 30, 1996:
				      July 31           April 30
  Parts and supplies                $  256,785        $  251,872
  Work in process                      572,668           568,943
  Finished goods                       193,200           714,798

				    $1,022,653        $1,535,613


NOTE 5 - CAPITAL STOCK

The Company's capital stock consists of common stock, Class B common stock, and preferred stock. The common stock provides for a noncumulative, $.05 per share annual dividend and a $.01 per share liquidation preference over Class [FN]

B common. In addition, the Company must pay the holders of the common stock a dividend per share at least equal to any dividend paid to the holders of Class B common. Holders of the common stock are entitled to one-tenth of a vote for each share held.

Class B common may not receive a dividend until an annual dividend of at least $.05 is paid on the common stock. Holders of Class B common have preemptive rights with respect to the Class B common stock and may convert each share of Class B common into one share of the common stock at any time. Holders of Class B common are entitled to one vote per share held.

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of July 31, 1996 there were 371,695 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. As part of a settlement with intervenor preferred stock shareholders 86,155 preferred shares were consented to be converted to three shares of Common Stock reducing dividends in arrears by $144,740 and the semi-annual dividend payment by $24,123. The Company paid dividends of $27,362 for September 15, 1992 and $136,682 for March 15, 1993. No dividends were paid since March 15, 1993 resulting in dividends in arrears of $626,296 after the conversion referred to above. The future payment of dividends on the Preferred Stock is dependent on further settlements and also upon the generation of future cash flow and profit by the Company sufficient to meet such obligations and allow the Company to pay such dividends under Delaware and Utah corporate law. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

[FN]

PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company relied almost exclusively on proceeds from sales and short term borrowings on sales contracts for operating capital during the first quarter of 1997. The Company continued to be without access to traditional lines of credit with the Company's bank or capital markets during the first quarter of 1997, however, the Company was able to rely on alternative lines of credit to partially fund operations.

The Company has substantially reduced the inventory levels in the past two years and thus will need to rely almost exclusively on proceeds from sales to finance the cost of those sales. The ability of management to obtain terms with customers which will facilitate the payment of the materials for the simulators during the construction phase will be important in cash utilization.

Cost and earnings in excess of billings increased to approximately $251,000 from zero in the previous year representing the unbilled portion of sales to significant customers based on percentage completion. A continued balance under this caption reflects the Company's shift from sales of completed systems to systems not in inventory or which require substantial software customizations for the customer before delivery.

Due to pending terms with potential truck customers the Company anticipated that there would be significant changes the existing truck simulation system. The Company has determined that the existing finished truck simulation system will likely be used as a demonstration unit and/or a rental unit as customizations are completed for certain truck simulation customers. The $501,155 cost of the system has therefore been reclassified as a demonstration/rental system and will be depreciated over the following two years. This will enable the Company to place the existing system at the customer's facilities immediately while customizations are made for the customers. This will help the Company expedite cash inflows by closing on contracts with customers which could ordinarily be delayed until a customized system is complete.

Due to the placement of several finished systems during the past year, as well as the adjustment referred to in the previous paragraph, inventory levels decreased by over $1,200,000 from the quarter ended July 31, 1995.

The Company capitalized simulator development costs for the quarter ended July 31, 1996 of $72,125 compared to $7,472 for the quarter ended July 31, 1995. This increase in capitalized simulator development costs reflects an increase in the number of software engineers as well as the increase in the number of current software projects which have reached the point of technological feasibility. These capitalized costs were funded from proceeds arising from the sale of simulators, as will be the case for such costs capitalized in the near future.

Accounts payable decreased by approximately $138,000 during the first quarter of 1997 when compared to the first quarter of 1996. This decrease came about due in part to payments arising from the collection of customer sales receipts during the past year and the settlement of old legal and professional fees. [FN]

The Company anticipates that accounts payable will decline marginally in the near term; however , may ultimately increase as the level of sales increases. Accounts payable may also fluctuate with the timing of certain cash receipts.

The Company currently has no material commitments for capital expenditures.

The Company was able to lease certain office space from excess capacity to others at a reasonable return to the Company.

Cash used by operations for the three months ended July 31, 1996 was approximately $102,000 while approximately $371,000 was used by operations during the three months ended July 31, 1995. The amount of cash used by operations during the current three month period reflects the collection of simulation system sales receipts during the current period in amounts exceeding that for the same period in the previous year. The net borrowings for the current quarter decreased from that of the same quarter last year by approximately $246,000 which is directly related to the decrease in cash used by operations for the respective quarters.


Results of Operations

Quarter ended July 31, 1996 vs. quarter ended July 31, 1995

Net sales increased by approximately $129,000 or 67% for the quarter ended July 31, 1996 over the quarter ended July 31, 1995. Due to the nature of the Company's product and market, and as a relatively small number of large individual sales comprise the majority of the Company's revenues, results of operations for any one quarter may vary significantly from other quarters based on even a small change in the number of units sold in any given quarter.

Cost of goods sold for the quarter ended July 31, 1996 increased by approximately $299,000, or 109%, from the quarter ended July 31, 1995. The increase was due in combination to higher per unit sales cost in the current quarter relative to the same quarter last year and the beginning of depreciation of the truck system which was reclassified as a depreciable asset. The systematic amortization of capitalized software development costs is also included in cost of goods sold. The software amortization expense decreased from $129,063 in the first quarter of 1995 to $97,063 in the current quarter.

Gross profits as a percentage of net sales decreased from -41% in July 31, 1995 to -77% in July 31, 1996. Lower margin sales in the current quarter versus the same quarter last year as well as the depreciation of the truck demo system led to the decrease in the profit margin. Due to the fact that margins inherent in contracts may vary from customer to customer and as recognition of revenue on significant contracts varies from period to period, variations of several percentage points between periods can be expected.

Selling, general and administrative expenses increased from $433,499 for the quarter ended July 31, 1995 to $537,373 for the quarter ended July 31, 1996 which represents a $103,874 or 24% increase. The increase was due in large part to concerted efforts on management's part to focus more attention on the marketing effort. Marketing related expenses increased by $38,266 for the current quarter when to compared to the same quarter in the previous year. Legal, professional and consulting expenses increased in the current quarter [FN] by $30,590 from the same period last year. This increase was due to a slight increase in audit fees in the current quarter and an increase in legal expenses related to increased activity with the shareholder suit (See ITEM 1
- - Legal Proceedings). Salary related expenses increased by approximately $27,000 and commissions and sales agents expense decreased by approximately $25,000. An increase of $55,614 in other administrative expense was realized due mainly to the reversal of an estimated SEC penalty which was not assessed. Offsetting the amounts identified above was a decrease in other taxes expenses. During the quarter ended July 31, 1995 a sales and use tax assessment was incurred which represents the majority of the decrease for the quarter ending July 31, 1996. The majority of the remaining selling, general and administrative expenses stayed at a relatively stable level for the first quarter 1997 compared to first quarter 1996.

Interest expense decreased by $23,328 for quarter ended July 31, 1996 from that of the quarter ended July 31, 1995 due in large part to decreased short-term borrowings. Interest expense should remain at approximately this level in the following quarter.

Due to the need for the Company to operate in large part from its own capital resources, it has been forced to adjust its disbursements relative to marketing and property and equipment purchases. Management has attempted to prioritize the expenditures and to maximize the benefits from the expenditures being made. The current low levels of expenditures on property and equipment may also lead to inefficiencies within the Company, which would not otherwise occur, if the current trend continues into the future.

Due to the somewhat lengthy period of time required between the generation of a sales lead with a potential customer and the completion of a contract with that customer, results of efforts taken in the past few periods will likely start to be realized during the next few quarters. Management is encouraged by the progress made in its sales and marketing efforts.


Management's Plans for Near Term Operations

Management has, through a teaming agreement with Evans and Sutherland, started the next generation of crane and truck products based on the Evans and Sutherland Image Generation. The Company has received, and anticipates receiving, several contracts from customers for upgrades to the new system. The conversion of many of our software modules to the new system has already taken place and additional modules will be converted as needed by specific customers.

The Company has recently hired a new marketing director for the petroleum market. This market has been aggressively marketed since the first quarter of 1996 and will be expanded further to upgrade the existing customers, provide support and maintenance services as well as the sale of new systems. The petroleum simulator has been upgraded to a windows-based software and additional upgraded features are currently in development. The dramatic increase in sales activity in the petroleum product line is exciting and presents many new challenges to the Company related to fast growth product lines.
[FN]

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

See "Note 2 - Commitments and Contingencies, Shareholder Litigation".


ITEM 2 Changes in Securities

	None


ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. No preferred stock dividends have been paid since September 15, 1993 resulting in aggregate dividends in arrears of $626,295.


ITEM 4 Submission of Matters to a Vote of Security Holders

None


ITEM 5 Other

None

[FN]

ITEM 6 Exhibits and Reports on Form 8-K


(a)     Exhibits:  Part I

							Sequential
	S-B Reference           Description             Page Number

	      11          Statement Re Computation
			   of Per Share Earnings            18


(b)     Reports on Form 8-K:  None

[FN]

				SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




					Digitran Systems, Incorporated
						  Registrant


Dated   Sept 13, 1996                   By: /s/  Loretta Trevers
					 (President, Chairman & Chief
					  Executive Officer)


Dated   Sept 13, 1996                   By: /s/  Gary B. Peterson
					 (Chief Financial Officer)


Dated   Sept 13, 1996                   By: /s/  Steven J Hansen
					 (Controller)

[FN]