Form 10QSB
period 1996-10-31
DIGITRAN SYSTEMS INC /DE
filed 1996-12-20
CIK 876134

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-QSB
     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996
                 -----------------------------------------------

                                        OR
     [   ]            TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                       ---------------    --------------


                       Commission file number      1-11034
                                             --------------------


                            DIGITRAN SYSTEMS, INCORPORATED
                        --------------------------------------
                (Exact name of registrant as specified in charter)

                         DELAWARE                             72-0861671
     --------------------------------------------------------------------------
     (State or other jurisdiction of incorporation)     (I.R S. Employer
                                                         Identification No.)

     90 North 100 East, Logan, Utah                            84606
     --------------------------------------------------------------------------
     (Address of principal executive offices)                Zip code

                                       801-752-9067
     --------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                      NOT APPLICABLE
     --------------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [ X ]   NO [   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
     securities under a plan confirmed by a court.   YES [   ]   NO [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of December 19, 1996, the Registrant had 8,282,069 shares of its common stock, par value $0.01, and 2,000,000 shares of it Class B common stock, $0.01 par value, that were outstanding.



                                      PART I


                              FINANCIAL INFORMATION



               ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q


     Digitran Systems, Incorporated (the "Registrant") files herewith unaudited condensed balance sheets of the Registrant as of October 31, 1996, and April 30, 1996 (the Registrant's most recent fiscal year ), unaudited condensed statements of operations for the three months and six months ended October 31, 1996 and 1995, and unaudited condensed statements of cash flows for the six months ended October 31, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended April 30, 1996.




                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                 ASSETS
                                              (Audited)
                                         October 30,  April 30,
                                            1996        1996
                                         ----------- ----------
   CURRENT ASSETS:
      Cash                               $  103,431  $   71,589
      Accounts receivable                    58,604     189,432
      Inventories                           999,688   1,535,613
      Prepaid expenses                        1,580       1,380
      Note receivable, current portion      120,000     120,000
      Cost & earnings in excess of
      billings                              418,523     484,800
                                         ----------  ----------
         Total Current Assets             1,701,826   2,402,814

   PROPERTY AND EQUIPMENT, net              879,490     951,459
   SIMULATOR DEVELOPMENT COSTS, net         974,567   1,089,313
   NOTE RECEIVABLE                          280,000     280,000
   RENTAL & DEMO SYSTEMS, net               588,200     260,996
   INVESTMENT IN JOINT VENTURE                    -      47,052
                                         ----------  ----------
         Total Assets                    $4,424,083  $5,031,634
                                         ==========  ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable                   $  943,611  $  677,431
      Accrued liabilities                   234,200     474,637
      Current notes payable                 506,668     291,447
      Notes payable-current portion         366,495     448,050
                                         ----------  ----------
         Total Current Liabilities        2,050,974   1,891,565

    NOTES PAYABLE, net of current
    portion                                 820,273     633,768
                                         ----------  ----------
         Total Liabilities               $2,871,247  $2,525,333
                                         ----------  ----------
    STOCKHOLDERS' EQUITY:
      Preferred stock                    $    3,717  $    3,717
      Common stock                           82,821      82,821
      Class B common stock                   20,000      20,000
      Additional paid in capital          5,984,101   5,984,101
      Accumulated deficit                (4,537,803) (3,584,338)
                                         ----------  ----------
         Total Stockholders' Equity       1,552,836   2,506,301
                                         ----------  ----------
         Total Liabilities and
         Stockholders' Equity            $4,424,083  $5,031,634
                                         ==========  ==========


NOTE: The accompanying notes are an integral part of these financial statements.



                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

                                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Three Months Ended   For the Six Months ended
                                            October 31,                    October 31,
                                    ---------------------------   --------------------------
                                       1996           1995           1996           1995
                                    ----------     ----------     ----------     -----------
NET SALES                           $1,189,632     $1,302,213     $1,579,883     $1,496,791
                                    ----------     ----------     ----------     ----------
OPERATING EXPENSES:
  Cost of Goods Sold                   683,982        480,015      1,237,174        754,151
  Selling, Marketing and Customer
  Support                              595,816        456,654      1,133,190        890,152
                                    ----------     ----------     ----------     ----------
     Total Operating Expenses        1,279,798        936,669      2,370,364      1,644,303
                                    ----------     ----------     ----------     ----------
INCOME (LOSS) FROM OPERATIONS          (90,166)       365,544       (790,481)      (147,512)
                                    ----------     ----------     ----------     -----------
OTHER INCOME (EXPENSE):
  Interest expense                     (90,779)       (57,953)      (113,154)      (103,332)
  Equity loss from joint venture       (18,091)       (51,841)       (47,052)       (66,175)
                                    ----------     ----------     ----------     ----------
     Total Other Income (Expense)     (108,870)      (109,794)      (160,206)      (169,507)
                                    ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE  INCOME TAXES    (199,036)       255,750       (950,687)      (317,019)
                                    ----------     ----------     ----------     ----------

CURRENT INCOME TAX
EXPENSE (BENEFIT)                            -              -              -              -

DEFERRED INCOME TAX
EXPENSE (BENEFIT)                            -              -              -              -
                                    ----------     ----------     ----------     ----------

NET INCOME (LOSS)                   $ (199,036)    $  255,750     $ (950,687)    $ (317,019)
                                    ----------     ----------     ----------     ----------
INCOME (LOSS) PER COMMON SHARE
   PRIMARY                          $     (.02)    $      .01     $     (.09)    $     (.03)
   FULLY DILUTED                    $      N/A     $      .01     $      N/A     $      N/A
                                    ----------     ----------     ----------     ----------

NOTE: The accompanying notes are an integral part of these financial statements.




                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

                                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                For the Six
                                                                Months Ended
                                                                October 31,
                                                         --------------------------
                                                            1996            1995
                                                         ----------      ----------
Cash Flows To Operating Activities:

  Net loss                                               $ (950,687)     $ (317,019)
                                                         ----------      ----------
  Adjustments to reconcile net loss
    to net cash used by operating activities:

    Amortization and depreciation                           524,826         363,542
    Loss from joint venture                                  47,052          27,309
    Gain on sale of equipment                                     -          (2,366)

    Changes in assets and liabilities:
     Decrease (increase) in accounts receivable             130,828               -
     Decrease (increase) in inventory                       535,925         161,554
     Decrease (increase) in costs &  earnings
       in excess of billings                                 66,277        (950,000)
     Decrease (increase) in other current assets               (200)         72,420

     Increase (decrease) in current liabilities              25,743         349,856
     Increase (decrease) in current notes payable           215,221               -
                                                         ----------      ----------
        Total adjustments                                 1,545,672          22,315

  Net Cash Flow Provided(Used) by Operating Activities      594,985        (294,704)
                                                         ----------      ----------

Cash Flows From (To) Investing Activities:

    Payments for capitalized simulator
      development costs                                    (144,126)       (127,232)
    Purchase of  PP&E                                       (20,034)              -
    Proceeds from disposal of  PP&E                               -           6,665
    Purchase of truck demo unit                            (501,455)              -
                                                         ----------      ----------
  Net Cash Used In Investing Activities                    (665,615)       (120,567)
                                                         ----------      ----------
Cash Flows from Financing Activities:

    Proceeds from long-term obligations                       6,000               -
    Payments on long term obligations                      (219,427)        (85,415)
    Proceeds from notes payable and lines of credit         640,899         708,800
    Payments for notes payable and lines of credit         (325,000)       (193,686)
    Payments on payable-related party                             -               -
                                                         ----------      ----------
  Net Cash Provided by Financing Activities                 102,472         429,699
                                                         ----------      ----------
Net Increase in Cash                                         31,482          14,428

Cash at Beginning of Period                                  71,589          18,899
                                                         ----------      ----------
                                                                                                                                  15
Cash at End of Period                                       103,431          33,327
                                                         ----------      ----------
Supplemental Disclosure of Cash Flow Information:

    Cash paid during the year for:
        Interest                                             45,762         135,820
        Income taxes                                              -               -
                                                         ----------      ----------

Supplemental Schedule of Noncash Investing and Financing Activities:  NONE


NOTE: The accompanying notes are an integral part of these financial statements.


                  DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at October 31, 1996, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereon included in the Company's April 30, 1996, audited financial statements. The results of operations for the period ended October 31, 1996, are not necessarily indicative of the operating results for the full year.

     The Company's simulator products result in annual sales characterized historically by large dollar individual sales of relatively low volume which are project oriented. The longer, variable length lead times required to complete the product projects, combined with the percentage completion method of recognizing revenues can lead to dramatically different results of operations between quarters, and may not be indicative of annual results. All quarterly information should be considered in light of the last fiscal year and the current year to date operations of the Company.

     Principles of Consolidation - The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Net Income (Loss) per Common Share - The computation of net income
     (loss) per share of common stock is based on the weighted average shares outstanding during the periods presented. Fully diluted loss per share is not presented because the effect of outstanding options and other common stock equivalents is antidilutive.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

     Depreciation Methods - The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives range from 3 - 40 years.

     Research and Development - The Company expenses software development costs incurred prior to the establishment of technological feasibility as research and development costs.

     Capitalized Software Costs - The Company capitalizes software development costs incurred after technological feasibility of the software product has been established. Amortization of the capitalized costs is computed on a product by product basis over the estimated useful lives of the products. Software costs are carried at the net of unamortized cost or net realizable value. Net realizable value is reviewed on an annual basis after assessing potential sales of the product.

     NOTE 2 - COMMITMENTS AND CONTINGENCIES

     Material commitments and contingencies at October 31, 1996, include certain shareholder litigation and possible going concern considerations as discussed below.

     Shareholder Litigation

     On April 1, 1993, the Securities and Exchange Commission (the "Commission" or "SEC") issued an order directing that an investigation be conducted by the Salt Lake City office of the Commission to determine whether the Company or any of its affiliates or any other person has engaged in violations of certain Federal laws. On May 21, 1993, the Commission issued an order suspending trading of the Company's securities. On December 29, 1994, a complaint against the Company was filed in U.S. District Court, District of Utah, Northern Division by the Securities and Exchange Commission. The complaint named, as defendants, Digitran Systems, Inc., Donald Gallent (a former officer and director) and James R. Bryan (a former officer). Mr. Gallent is no longer associated with the Company. Mr. Bryan has resigned as an officer and, while still an employee of the Company, is not involved in financial disclosure. The complaint sited violations of Sections 17(a) of the Securities Act of 1933, as amended, and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13b2-1 and 13b2-2 promulgated thereunder. A Final Judgment was filed by the Securities and Exchange Commission on September 25, 1995, in the United States District Court, District of Utah, Northern Division. Without admitting or denying the allegations of the complaint except as to the jurisdiction of the court, the Company has consented to the Judgment. The Judgment permanently restrains and enjoins the Company from engaging in acts and practices which constitute and will constitute violations of all applicable rules and regulations from the securities acts. There was no monetary penalty assessed by the SEC in this matter.

     In May 1994, a consolidated amended complaint was filed for a proposed Class Action by Gregory McEwen and Larry Parker, on behalf of themselves and all those similarly situated, in the United States District Court for the District of Utah, Salt Lake City Division. The action consolidated two separate actions filed in August 1993 and February 1994, respectively, against Digitran Systems, Inc., Digitran, Inc., Donald G. Gallent, Loretta P. Trevers; Chris S. Coray; Harris G. LeRoy, II; James R. Bryan; and the accounting firm, Grant Thornton. Included as Plaintiffs was a proposed class consisting of all persons who purchased securities of Digitran Systems, Incorporated during the period from March 19, 1992 to May 21, 1993. The Complaint alleges that the Company published or released false or misleading information relating to the recognition of income on certain contracts and improperly capitalized certain simulator development costs. The complaint also alleges that certain of the defendants engaged in insider trading activities. The complaint seeks the following relief: 1) declaring the action to be a proper class action; 2) awarding compensatory and punitive damages, including interest and that such damages be trebled;
     3) awarding extraordinary equitable and/or injunctive relief and 4) awarding costs and expenses, including attorney's fees and other costs. The court has certified the Plaintiff's class, with the exception of the Utah Securities Act Claim.

     In May 1994, Grant Thornton filed a cross-claim against Digitran Systems, Incorporated, Digitran, Inc., Donald G. Gallent, Loretta P. Gallent and James R. Bryan. The cross-claim 1) alleges common law fraud based on activities relating to the April 30, 1992, 1991, and 1990 financial statements and 2) seeks contribution under federal securities laws and the Utah Uniform Securities Act. The cross-claim seeks damages to be established at trial and indemnification with respect to any judgment that may be entered against Grant Thornton in this action.

     In June 1994, the Company filed a cross-claim against Grant Thornton. The cross-claim alleges breach of contract and negligence for failure of Grant Thornton to follow generally accepted auditing standards in the audit of the Company's financial statements. The cross-claim also seeks contribution under federal and state securities laws. The cross-claim seeks damages to be established at trial, indemnification with respect to any judgment that may be entered against the Company, contribution and consequential damages.

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

     In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact upon the Company, its business or property.

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

     During the last three years, the Company has relied primarily on cash on hand from new sales to fund operations. During 1993 and 1994 the Company committed significant amounts of its cash on hand to finance the build up of inventories. From late 1993 through December 1994, management was required to spend inordinate amounts of time and resources on the critical matters regarding the SEC investigation and shareholder suit, which are peripheral to operations. Consequently, management has had difficulty attracting additional management personnel to assume some of the tasks created, due to the factors noted above and cash flow constraints. This has resulted in operational results being diminished from those which otherwise might be anticipated by the Company. The combination of these factors has resulted in periods of cash liquidity shortfalls which were funded primarily by the sales of simulators from inventory, the sale of certain operating assets, the placing of mortgages on real estate which was previously debt free, and quasi public institutions and the forbearance of the Company's vendors in accepting late payments on outstanding invoices. The Company anticipates that funding for operations in the following quarters will likely come from sales proceeds.

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

     NOTE 3- CONFIDENTIALITY AND NON - DISCLOSURES AGREEMENTS

     The Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology.

     NOTE 4 - CONCENTRATIONS OF CREDIT RISK

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

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of October 31, 1996, there were 371,695 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15, and March 15, beginning September 15, 1992. As part of a settlement with intervenor preferred stock shareholders 86,155 preferred shares were consented to be converted to three shares of Common Stock reducing dividends in arrears by $144,740 and the semi-annual dividend payment by $24,123. The Company paid dividends of $27,362 for September 15, 1992 and $136,682 for March 15, 1993. No dividends have been paid since March 15, 1993, resulting in dividends in arrears in excess of $650,000 after the conversion referred to above. The future payment of dividends on the Preferred Stock is dependent on further settlements and also upon the generation of future cash flow and profit by the Company sufficient to meet such obligations and allow the Company to pay such dividends under Delaware and Utah corporate law. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAPITAL AND LIQUIDITY

     At October 30, 1996, the Registrant had total current assets of $1,701,826 and total current liabilities of $2,050,974 representing a negative working capital position. This working capital position is reflective of Registrant's overall financial struggle.

     At October 31, 1996, the level of inventory decreased significantly from $1,535,613 at April 30, 1996 (end of the previous fiscal year) to $999,688. Due to pending terms with potential truck customers, the Registrant determined that the existing finished truck simulation system should be used as a demonstration unit and/or a rental unit as customizations are completed for certain truck simulation customers.
     The $501,155 cost of the system was reclassified from inventory to a fixed asset demonstration/rental system. This reclassification may enable the Registrant to immediately place the rental system at a customer's facilities while customizations are made for that customer, possibly helping the Registrant expedite cash inflows. The Registrant has also placed several finished simulation systems during the past two quarters, further reducing the level of inventory.

     Accounts payable increased from $677,431 at April 30, 1996, to $943,611 at October 31, 1996, a further indication of the Registrant's reliance on vendors to obtain the necessary credit on which to operate.

     The Registrant relied extensively on proceeds from sales and short term borrowings on sales contracts for operating capital during the first half of fiscal 1997, as it continued to be without access to traditional lines of credit with the it's bank or capital markets during the first half of 1997; however, the Registrant was able to rely on alternative sources of credit to partially fund operations.

     Cost and earnings in excess of billings decreased slightly to $418,523 at October 31, 1996, from $484,800 at April 30, 1996. The balance under this caption reflects the Registrant's sales of systems which require software customization prior to delivery.

     The Registrant currently has no material commitments for capital expenditures.

     The Registrant was able to lease certain office space in its headquarters building to others at a reasonable return to the Registrant.

     Through the first six months of the current fiscal year, the Registrant has remained in a tight cash and liquidity position. Management's intended marketing and sales efforts have been distracted by the on-going legal matters of the Registrant. (See PART II, "ITEM 1. LEGAL PROCEEDINGS.") Management hopes that a final judgment can be reached with class counsel in the near future, and management can again then again focus on the sales and marketing efforts necessary to bring the level of sales required for profitability. In the interim, the Registrant may be required to obtain the needed financing that is not provided through product sales using the alternatives available to it, which alternatives are usually more expensive.

     Management's Plans for Near Term Operations

     Pursuant to an agreement with Evans and Sutherland, Inc. ("E & S"), a Utah corporation specializing in simulation and graphics, the Registrant has begun the creation of the next generation of crane and truck simulation products based on the E & S "Image Generation." The Registrant anticipates receiving contracts from customers for upgrades to the new system. The conversion of many of the Registrant's software modules to the E & S system has already taken place and additional modules will be converted as requested by specific customers.

     The Registrant hired a new marketing director for the petroleum market. This market is being aggressively and, hopefully, will be expanded further upgrading the existing customers, and providing support and maintenance services as well as through the sale of new systems. The petroleum simulator has been upgraded to a Windows-based application and additional upgraded features are currently in development.

     Due to the need for the Registrant to operate in large part from its own capital resources, it has been forced to adjust its disbursements relative to marketing and property and equipment purchases. Management has attempted to prioritize the expenditures and to maximize the benefits from the expenditures being made. If the current trend continues into the future, the current low levels of expenditures on property and equipment may also lead to inefficiencies which would not otherwise occur.


     RESULTS OF OPERATIONS

     Three Months Ended-October 31, 1996

     The Registrant's revenues from operations for the quarter ended October 31, 1996, were $1,189,632 as compared to $1,302,213 for the quarter ended October 31, 1995. The decrease in sales reflects the distraction to management caused by the legal proceedings of the Registrant. The fall months are normally some of the best months of the fiscal year. However, during the quarter ended October 31, 1996, management was involved in the court trial.

     Overall operating expenses have increased to $1,279,798 for the three months ended October 31, 1996, from a total of $936,669 for the same period in 1995. The increase reflects the increased cost of sales and increasing amortization of intangible costs, along with some increased legal and professional fees.

     Selling, marketing, and customer support expenses increased to $595,816 for the quarter ended October 31, 1996, as compared to $456,654 for the same period in 1995. The increase is attributable to increased professional fees, and the increased costs of some marketing personnel.

     During the quarter ended October 31, 1996, the Registrant recorded an operating loss of $(90,166) for the three months then ended. With the inclusion of the loss from joint venture and interest expense, the Registrant had an overall net loss of $(199,036) for the three months ended October 31,1996, as compared to net income of $255,750 for the three months ended October 31, 1995.

     Six Months Ended October 31, 1996

     Revenues for the six months ended October 31,1996, were $1,579,883, an approximate increase of approximately 6% over the revenues of $1,496,791 recorded during the first six months of 1995. For the most part, management believes the Registrant to be fortunate to have maintained a level of sales comparative to the prior year, given the distraction of key marketing personnel during the quarter ended October 31, 1996.

     Operating expenses for the first six months of fiscal 1997 have increased to $2,370,364 from a total of $1,644,303 for the six months ended
     October 31, 1995, an increase of approximately 44%. The major single component was the increase in amortization and depreciation of intangibles and fixed assets.($161,284). Additionally, management has continued its commitment to more resources for the selling and marketing efforts. General and administrative expenses include the increased legal and professional fees as the legal activity increased as the trial date came closer. An increase of $55,614 in other administrative expense was realized due mainly to the reversal of an estimated SEC penalty which was not previously accrued.

     The Registrant has a net loss of $950,687 for the six months ended October 31, 1996, as compared to a net loss of $317,019 for the six months ended October 31, 1995. The level of sales for the first six months of fiscal 1997 exceeds the prior year by approximately 6%, and managment is hopeful the trend can be maintained and expanded in the future as the Registrant attempts to focus on marketing its products more, as it achieves final resolution to its legal matters.

     Due to the somewhat lengthy period of time required between the generation of a sales lead with a potential customer and the completion of a contract with that customer, results of efforts taken in the past few periods will likely start to be realized during the next few quarters. Management is encouraged by the progress made in its sales and marketing efforts.


                                     PART II

                                OTHER INFORMATION


                            ITEM 1.  LEGAL PROCEEDINGS


     On April 1, 1993, the Securities and Exchange Commission (the "Commission" or "SEC") issued an order directing that an investigation be conducted by the Salt Lake City office of the Commission to determine whether the Registrant or any of its affiliates or any other person had engaged in violations of certain Federal laws. On May 21, 1993, the Commission issued an order suspending trading of the Registrant's securities. On December 29, 1994, a complaint against the Registrant was filed in U.S. District Court, District of Utah, Northern Division by the Securities and Exchange Commission. The complaint named, as defendants, Digitran Systems, Inc., Donald Gallent (a former officer and director) and James R. Bryan (a former officer). Mr. Gallent is no longer associated with the Registrant. Mr. Bryan has resigned as an officer and, while still an employee of the Registrant, is not involved in financial disclosure. The complaint sited violations of Sections 17(a) of the Securities Act of 1933, as amended, and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13b2-1 and 13b2-2 promulgated thereunder. A Final Judgment was filed by the Securities and Exchange Commission on September 25, 1995 in the United States District Court, District of Utah, Northern Division. Without admitting or denying the allegations of the complaint except as to the jurisdiction of the court, the Registrant has consented to the Judgment. The Judgment permanently restrains and enjoins the Registrant from engaging in acts and practices which constitute and will constitute violations of all applicable rules and regulations from the securities acts. There was no monetary penalty assessed by the SEC in this matter.

     In May 1994 a consolidated amended complaint was filed for a proposed Class Action by Gregory McEwen and Larry Parker, on behalf of themselves and all those similarly situated, in the United States District Court for the District of Utah, Salt Lake City Division. The action consolidated two separate actions filed in August 1993 and February 1994, respectively, against Digitran Systems, Inc., Digitran, Inc., Donald G. Gallent, Loretta P. Trevers; Chris S. Coray; Harris G. LeRoy, II; James R. Bryan; and the accounting firm, Grant Thornton. Included as Plaintiffs was a proposed class consisting of all persons who purchased securities of Digitran Systems, Incorporated during the period from March 19, 1992 to May 21, 1993. The Complaint alleges that the Registrant published or released false or misleading information relating to the recognition of income on certain contracts and improperly capitalized certain simulator development costs. The complaint also alleges that certain of the defendants engaged in insider trading activities. The complaint seeks the following relief: 1) declaring the action to be a proper class action; 2) awarding compensatory and punitive damages, including interest and that such damages be trebled; 3) awarding extraordinary equitable and/or injunctive relief and 4) awarding costs and expenses, including attorney's fees and other costs. The court has certified the Plaintiff's class, with the exception of the Utah Securities Act Claim.

     In May 1994, Grant Thornton filed a cross-claim against Digitran Systems, Incorporated, Digitran, Inc., Donald G. Gallent, Loretta P. Gallent and James R. Bryan. The cross-claim 1) alleges common law fraud based on activities relating to the April 30, 1992, 1991 and 1990 financial statements and 2) seeks contribution under federal securities laws and the Utah Uniform Securities Act. The cross-claim seeks damages to be established at trial and indemnification with respect to any judgment that may be entered against Grant Thornton in this action.

     In June 1994, the Registrant filed a cross-claim against Grant Thornton. The cross-claim alleges breach of contract and negligence for failure of Grant Thornton to follow generally accepted auditing standards in the audit of the Registrant's financial statements. The cross-claim also seeks contribution under federal and state securities laws. The cross-claim seeks damages to be established at trial, indemnification with respect to any judgment that may be entered against the Registrant, contribution and consequential damages.

     On October 6, 1995, an intervention was filed by a number of shareholders who purchased securities during the class period, but who purportedly excluded themselves from the class. The intervention also concerned Shareholders of the Registrant who had owned stock in the Registrant for a number of years. The alleged violations of securities laws mentioned those filed by the class plaintiffs, as a result of the rising costs associated with the litigation, the Registrant assigned its action against Grant Thornton to the Intervenors in exchange for the payment of all costs associated with the action against Grant Thornton and dismissal of all claims by Intervenors against the Registrant. In the event that Intervenors are successful in this matter against Grant Thornton, the Registrant would share equally with the Intervenors in the recovery, less costs and attorney's fees. As of August 12, 1996, the Intervenors action was dismissed by the Court against Grant Thornton, with the exception of that action assigned by the Registrant against Grant Thornton, and the actions of all those Intervenors who have identical claims as those set forth by the class plaintiffs.

     On September 27, 1996, the Registrant filed a petition to reorganize under Chapter 11 of the Bankruptcy laws in the District Court in Delaware. In spite of the automatic stay against the defendant Registrant, the pending shareholder class action suit in the District of Utah proceeded with trial beginning on September 30, 1996. Prior to the conclusion of the trial and submission of the matter to the jury, the automatic stay was lifted against the Registrant. A favorable judgement was entered on behalf of the present Chairman of the Board, Loretta Trevers, former CFO and present Sales Manager, James R. Bryan, as well as former outside directors, Chris S. Coray and Harris G. LeRoy II which exonerated each of any claims brought by the shareholders. With respect to the former President Donald G. Gallent and the companies, Digitran Systems, Inc. and Digitran, Inc., the jury awarded $11,878,211 against each of the three defendants with 50% liability against Mr. Gallent and 25% against each of the companies under the shareholders claim under Rule 10b-5. Also, the jury awarded the amount of $2,002,306 against each of the same defendants with same liabilities under Section 12(2) on the Securities Act of 1933.

     Presently, the Registrant remains in Chapter 11 and is protected under the bankruptcy laws. The extent of the damages against the Registrant is unknown as final judgment from the trial court has no yet been entered in the shareholder class action, numerous post-judgment motions are expected, and the Registrant continues in its efforts to negotiate with class counsel for a resolution of the matter in full.


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were put to a vote of shareholders during the quarter ended October 31, 1996.


                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

     None.

     Reports on Form 8-K

     The Registrant filed a report on Form 8-K dated September 20, 1996, disclosing the exercise of options by a certain director and former directors of the Registrant, and disclosing the sale of the Registrant's building.



                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Digitran Systems, Incorporated

    Date: December 19, 1996       By   /s/ Kitt R. Finlinson
                                     Kitt R. Finlinson, Vice-President of
                                     Finance (Duly Authorized Officer and
                                     Principal Financial Officer)