Form 10QSB
period 1997-01-31
DIGITRAN SYSTEMS INC /DE
filed 1997-03-24
CIK 876134

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-QSB
     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended January 31, 1997
                   -----------------------------------------------

                                        OR
     [    ]        TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    --------------


                    Commission file number      1-11034
                                          --------------------


                          DIGITRAN SYSTEMS, INCORPORATED
                --------------------------------------------------
                (Exact name of registrant as specified in charter)

                 DELAWARE                               72-0861671
       -------------------------------------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation)                               Identification No.)

      90 North 100 East, Logan, Utah                              84321
      --------------------------------------------------------------------
      (Address of principal executive offices)                   Zip code

                                     801-752-9067
      --------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
      --------------------------------------------------------------------
      (Former name, former address, and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of March 19, 1997, the Registrant had 8,282,069 shares of its common stock, par value $.01, and 2,000,000 shares of it Class B common stock, $.01 par value, that were outstanding.



                                      PART I

                              FINANCIAL INFORMATION


               ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

     Digitran Systems, Incorporated (the "Registrant") files herewith unaudited condensed balance sheets of the Registrant as of January 31, 1997, and April 30, 1996 ( the Registrant's most recent fiscal year ), unaudited condensed statements of operations for the three months and nine months ended January 31, 1997 and 1996, and unaudited condensed statements of cash flows for the nine months ended January 31, 1997 and 1996, together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended April 30, 1996.




                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                                 (Audited)
                                          January 31,             April 30,
                                             1997                   1996
                                          -----------            -----------
   CURRENT ASSETS:
      Cash                                $   188,486            $    71,589
      Accounts receivable                     392,748                189,432
      Inventories                             778,619              1,535,613
      Prepaid expenses                         11,580                  1,380
      Note receivable, current portion        120,000                120,000
      Cost & earnings in excess of
        billings                              658,131                484,800
                                          -----------            -----------
           Total Current Assets             2,149,564              2,402,814

   PROPERTY AND EQUIPMENT, net                845,198                951,459
   SIMULATOR DEVELOPMENT COSTS, net           877,467              1,089,313
   NOTE RECEIVABLE                            280,000                280,000
   RENTAL & DEMO SYSTEMS, net                 522,968                260,996
   INVESTMENT IN JOINT VENTURE                      -                 47,052
                                          -----------            -----------
           Total Assets                   $ 4,675,197            $ 5,031,634
                                          ===========            ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                    $   865,407            $   677,431
      Accrued liabilities                     413,733                474,637
      Current notes payable                   580,424                291,447
      Notes payable-current portion           366,495                448,050
                                          -----------            -----------
           Total Current Liabilities        2,226,059              1,891,565


   NOTES PAYABLE,  net of current
     portion                                  878,145                633,768
                                          -----------            -----------
           Total Liabilities              $ 3,104,204            $ 2,525,333
                                          -----------            -----------
   STOCKHOLDERS' EQUITY:
      Preferred stock                     $     3,717            $     3,717
      Common stock                             82,821                 82,821
      Class B common stock                     20,000                 20,000
      Additional paid in capital            5,984,101              5,984,101
      Accumulated deficit                  (4,519,646)            (3,584,338)
                                          -----------            -----------
           Total Stockholders' Equity       1,570,993              2,506,301
                                          -----------            -----------
           Total Liabilities and
             Stockholders' Equity         $ 4,675,197            $ 5,031,634
                                          ===========            ===========

     NOTE: The accompanying notes are an integral part of these financial statements.



                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Three Months Ended             For the Nine Months Ended
                                                  January 31,                            January 31,
                                        ------------------------------         -------------------------------
                                             1997              1996                  1997              1996
                                        ------------     -------------         -------------     -------------
NET SALES                               $   1,497,018    $   1,377,698         $   3,076,900     $   2,874,489
                                        -------------    -------------         -------------     -------------

OPERATING EXPENSES:
  Cost of Goods Sold                          629,537          707,045             1,866,711         1,461,197
  Selling, Marketing and
    Customer Support                          779,269          577,033             1,912,458         1,467,184
                                        -------------    -------------         -------------     -------------

     Total Operating Expenses               1,408,806        1,284,078             3,779,169         2,928,381
                                        -------------    -------------         -------------     -------------

INCOME (LOSS) FROM OPERATIONS                  88,212           93,620              (702,269)          (53,892)
                                        -------------    -------------         -------------     -------------

OTHER INCOME (EXPENSE):
  Interest expense                            (72,833)         (42,147)             (185,987)         (184,345)
  Equity loss from joint venture                  -0-          (99,414)              (47,052)         (126,723)
                                        -------------    -------------         -------------     -------------

     Total Other Income (Expense)             (72,833)        (141,561)             (233,039)         (311,068)
                                        -------------    -------------         -------------     -------------

INCOME (LOSS) BEFORE  INCOME TAXES             15,379          (47,941)             (935,308)         (364,960)
                                        -------------    -------------         -------------     -------------

CURRENT INCOME TAX
  EXPENSE (BENEFIT)                                 -                -                     -                  -

DEFERRED INCOME TAX
  EXPENSE (BENEFIT)                                 -                -                     -                  -
                                        -------------    -------------         -------------     --------------

NET INCOME (LOSS)                       $      15,379    $     (47,941)        $    (935,308)    $     (364,960)
                                        -------------    -------------         -------------     --------------

INCOME (LOSS) PER COMMON SHARE
  PRIMARY                               $         .00    $        (.01)        $        (.09)    $        (.04)
  FULLY DILUTED                         $         .00    $         N/A         $         N/A     $         N/A

     NOTE: The accompanying notes are an integral part of these financial statements.



                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Nine
                                                              Months Ended
                                                              January 31,
                                                      ---------------------------
                                                        1997              1996
                                                      ---------         ---------
Cash Flows (To) From Operating Activities:

  Net loss                                            $(935,308)        $(364,960)
                                                      ---------         ---------

  Adjustments to reconcile net loss
       to net cash used by operating activities:

    Amortization and depreciation                       729,159           557,616
    Loss from joint venture                              47,052           126,723
     Gain on sale of equipment                                -            (2,366)

    Changes in assets and liabilities:
     Decrease (increase) in accounts receivable        (203,316)                -
     Decrease (increase) in inventory                   756,994           317,221
     Decrease (increase) in costs &  earnings
       in excess of billings                           (173,331)         (536,910)
     Decrease (increase) in other current assets        (10,200)           89,598


     Increase (decrease) in current liabilities         127,072           (22,240)
     Increase (decrease) in current notes payable       288,977                 -
                                                      ---------          ---------

        Total adjustments                             1,562,407           529,642
                                                      ---------          ---------


  Net Cash Flow Provided by Operating Activities        627,099           164,682
                                                      ---------          ---------

Cash Flows From (To) Investing Activities:

    Payments for capitalized simulator
      development costs                                (144,126)         (186,845)
    Purchase of  PP&E - net of retirements              (17,697)           (6,779)
    Proceeds from disposal of  PP&E                           -             6,665
    Purchase of truck demo unit                        (501,455)                -
                                                       ---------         ---------

   Net Cash Used In Investing Activities               (663,278)         (186,959)
                                                       ---------         ---------

Cash Flows from Financing Activities:

    Proceeds from long-term obligations                   6,000            77,860
    Payments on long term obligations                  (229,173)         (158,470)
    Proceeds from notes payable and lines of credit     996,019           778,247
    Payments for notes payable and lines of credit     (619,770)         (624,084)
    Proceeds from stock issuance                              -            75,000
                                                       ---------         ---------

        Net Cash Provided by Financing Activities        153,076           148,553
                                                      ---------         ---------

Net Increase  in Cash                                   116,897           126,276

Cash at Beginning of Period                              71,589            18,899
                                                      ---------         ---------

Cash at End of Period                                 $ 188,486         $ 145,175
                                                      ---------         ---------

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the year for:
        Interest                                      $ 132,218         $ 218,911
        Income taxes                                          -                 -
                                                      ---------         ---------
Supplemental Schedule of Noncash Investing and
Financing Activities:                 NONE


     NOTE: The accompanying notes are an integral part of these financial statements.



                  DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments ) necessary to present fairly the financial position and results of operations at January 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereon included in the Company's April 30, 1996 audited financial statements. The results of operations for the period ended January 31, 1997 are not necessarily indicative of the operating results for the full year.

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

     NOTE 2 - COMMITMENTS AND CONTINGENCIES

     Material commitments and contingencies at January 31, 1997 include certain shareholder litigation and possible going concern considerations as discussed below.

     Shareholder Litigation

     On April 1, 1993, the Securities and Exchange Commission (the "Commission" or "SEC") issued an order directing that an investigation be conducted by the Salt Lake City office of the Commission to determine whether the Company or any of its affiliates or any other person has engaged in violations of certain Federal laws. On May 21, 1993, the Commission issued an order suspending trading of the Company's securities. On December 29, 1994, a complaint against the Company was filed in U.S. District Court, District of Utah, Northern Division by the Securities and Exchange Commission. The complaint named, as defendants, Digitran Systems, Inc., Donald Gallent (a former officer and director) and James R. Bryan (a former officer). Mr. Gallent is no longer associated with the Company. Mr. Bryan has resigned as an officer and, while still an employee of the Company, is not involved in financial disclosure. The complaint cited violations of Sections 17(a) of the Securities Act of 1933, as amended, and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13b2-1 and 13b2-2 promulgated thereunder. A Final Judgment was filed by the Securities and Exchange Commission on September 25, 1995 in the United States District Court, District of Utah, Northern Division. Without admitting or denying the allegations of the complaint except as to the jurisdiction of the court, the Company has consented to the Judgment. The Judgment permanently restrains and enjoins the Company from engaging in acts and practices which constitute and will constitute violations of all applicable rules and regulations from the securities acts. There was no monetary penalty assessed by the SEC in this matter.

     In May 1994, a consolidated amended complaint was filed for a proposed Class Action by Gregory McEwen and Larry Parker, on behalf of themselves and all those similarly situated, in the United States District Court for the District of Utah, Salt Lake City Division. The action consolidated two separate actions filed in August 1993 and February 1994, respectively, against Digitran Systems, Inc., Digitran, Inc., Donald G. Gallent, Loretta P. Trevers; Chris S. Coray; Harris G. LeRoy, II; James R. Bryan; and the accounting firm, Grant Thornton. Included as Plaintiffs was a proposed class consisting of all persons who purchased securities of Digitran Systems, Incorporated during the period from March 19, 1992 to May 21, 1993. The Complaint alleged that the Company published or released false or misleading information relating to the recognition of income on certain contracts and improperly capitalized certain simulator development costs. The complaint also alleged that certain of the defendants engaged in insider trading activities. The complaint sought the following relief: 1) declaring the action to be a proper class action; 2) awarding compensatory and punitive damages, including interest and that such damages be trebled;
     3) awarding extraordinary equitable and/or injunctive relief and 4) awarding costs and expenses, including attorney's fees and other costs.
      The court certified the Plaintiff's class, with the exception of the Utah Securities Act Claim.

     In May 1994, Grant Thornton filed a cross-claim against Digitran Systems, Incorporated, Digitran, Inc., Donald G. Gallent, Loretta P. Gallent and James R. Bryan. The cross-claim 1) alleged common law fraud based on activities relating to the April 30, 1992, 1991 and 1990 financial statements and 2) sought contribution under federal securities laws and the Utah Uniform Securities Act. The cross-claim sought damages to be established at trial and indemnification with respect to any judgment that may be entered against Grant Thornton in this action.

     In June 1994, the Company filed a cross-claim against Grant Thornton. The cross-claim alleged breach of contract and negligence for failure of Grant Thornton to follow generally accepted auditing standards in the audit of the Company's financial statements. The cross-claim also sought contribution under federal and state securities laws. The cross-claim sought damages to be established at trial, indemnification with respect to any judgment that may be entered against the Company, contribution and consequential damages.

     On October 6, 1995, an intervention was filed by a number of shareholders who purchased securities during the class period, but who purportedly excluded themselves from the class. The intervention also concerned Shareholders of the corporation who had owned stock in the corporation for a number of years. The alleged violations of securities laws mirrored those filed by the class plaintiffs. As a result of the rising costs associated with the litigation, the Company has agreed to a settlement with the Intervenors which requires issuance of common stock valued at approximately $134,000, conversion of approximately 86,000 shares of preferred stock to common stock on a three for one basis, and the assignment of its action against Grant Thornton to the Intervenors in exchange for the payment of all costs associated with the action and for dismissal of all claims by the Intervenors against the Company. In the event that Intervenors are successful in this matter against Grant Thornton, the Company shall share equally with the Intervenors in the recovery, less costs and attorney's fees. As of August 12, 1996, the Intervenors' action was dismissed by the Court against Grant Thornton, with the exception of the action assigned by the Company against Grant Thornton, and the actions of all those Intervenors who have identical claims as those set forth by the class plaintiffs.

     Following the conclusion of the Class Action trial against the Company, its officers and directors, a federal jury awarded the Class Plaintiffs $11,878,211 against Donald G. Gallent, the Company's former president, Digitran Systems, Inc. and Digitran, Inc., apportioning this award with 50% liability against Mr. Gallent individually, and 25% against each of the companies under the Section 10(b) of the Securities Exchange Act and Rule 10b-5 Claims. The jury also awarded the Class Plaintiffs the sum of $2,002,306 against each of these three defendants under Section 12(2) of the Securities Act of 1933. All of the other individual defendants, including Loretta Trevers, the present Chairman of the Board, James Bryan, former CFO and present General Manager of the Company, as well as the former outside directors, Chris Coray and Harris LeRoy, were exonerated from all of the claims asserted by the Class Plaintiffs.

     After considering the jury verdict, the court entered a judgment on February 14, 1997, dividing the Rule 10B-5 liability among the three defendants as follows: against Donald G. Gallent, individually, the sum of $5,939,105.50; against Digitran Systems, Inc., the sum of $2,969,552.75; and against Digitran, Inc., the sum of $2,969,552.75.
     These sums bear interest according to the Judgment at the rate of 5.64% per annum on and after entry of Judgment. The Court did not alter the award as to the Section 12(2) claims. The judgment concurred with the jury's finding exonerating the individual defendants, excluding Donald
     G. Gallent. Following the entry of the Judgment, Digitran Systems, Inc. and Digitran, Inc. Filed a Motion for Judgment Notwithstanding the Verdict, and for a New Trial. The Class Plaintiffs have likewise filed similar Motions. These matters remain before the Court and no ruling has been made. Currently, the Company continues to negotiate with Class Plaintiffs in an attempt to resolve the judgment and all outstanding disputes between the parties.

     In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact upon the Company, its business or property.

     Going Concern

     The accompanying financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is the defendant in a class action lawsuit in which the Court entered a judgment on February 14, 1997, leaving the Company with a potential liability of approximately $7,000,000. Should the Company fail to prevail in its Motions now pending before the court, or in its efforts to negotiate a more favorable settlement with Class Counsel, it may be unable to continue in existence.

     The Company has settled with certain shareholders based on an issuance of the Company's stock and is continuing to attempt to find a similar equitable settlement with the remaining shareholder litigants which would be in the best interests of all parties involved.

     The Company has been unable to resume trading and has been denied access to its traditional lines of credit. However, the Company has been able to obtain short term borrowings and lines of credit with local government agencies, a financial institution and certain private individuals, which have been backed by certain Company receivables. During the last three years, the Company has relied primarily on cash on hand from new sales and borrowing to fund operations. During 1993 and 1994, the Company committed significant amounts of its cash on hand to finance the build up of inventories. From late 1993 through December 1994, management was required to spend significant amounts of time and resources on the critical matters regarding the SEC investigation and shareholder suit, which are peripheral to operations. Consequently, management has had difficulty attracting additional management personnel to assume some of the tasks created, due to the factors noted above and cash flow constraints. This scarcity of management resources has resulted in operational results being diminished from those which otherwise might be anticipated by the Company. The combination of these factors has resulted in periods of cash liquidity shortfalls which were funded primarily by the sales of simulators from inventory, the sale of certain operating assets, the placing of mortgages on real estate which was previously debt free, and loans from quasi public institutions, and the forbearance of the Company's vendors in accepting late payments on outstanding invoices. The Company anticipates that funding for operations in the following quarters will come from growing sales proceeds, and/or equity funding.

     The Company's continued existence is dependent upon its ability to focus on operational considerations in order to create the growth in sales opportunities and to continue bringing to closure the proposals currently outstanding to potential customers. Management plans to devote more focus and financial resources on operational considerations.

     If management is unable to achieve expected results, or obtain equity funding, due to sales shortfalls or other unanticipated events, it may be required to reduce operations, refinance significant assets, or undertake other actions as may be appropriate.

     NOTE 3 - CONFIDENTIALITY AND NON-DISCLOSURES AGREEMENTS

     The Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology.

     NOTE 4 - CONCENTRATIONS OF CREDIT RISK

     Most of the Company's business activity is with oil companies, port authorities, training institutions and various other entities, often outside the United States. Normally, the Company attempts to secure shipments outside the United States through letters of credit and/or progress payments in advance of delivery.

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

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of October 31, 1996 there were 371,695 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. As part of a settlement with intervenor preferred stock shareholders 86,155 preferred shares were consented to be converted to three shares of Common Stock reducing dividends in arrears by $144,740 and the semi-annual dividend payment by $24,123. The Company paid dividends of $27,362 for September 15, 1992 and $136,682 for March 15, 1993. No dividends have been paid since March 15, 1993 resulting in dividends in arrears in excess of $750,000 after the conversion referred to above. The future payment of dividends on the Preferred Stock is dependent on further settlements and also upon the generation of future cash flow and profit by the Company sufficient to meet such obligations and allow the Company to pay such dividends under Delaware and Utah corporate law. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     CAPITAL AND LIQUIDITY

     At January 31, 1997, the Registrant had total current assets of $2,149,564 and total current liabilities of $2,226,059 representing a negative working capital position. This working capital position is reflective of Registrant's overall financial struggle.

     At January 31, 1997, the level of inventory decreased significantly from $1,535,613 at April 30, 1996 (end of the previous fiscal year) to $778,619. Due to pending terms with potential truck customers, the Registrant determined that the existing finished truck simulation system should be used as a demonstration unit and/or a rental unit as customizations are completed for certain truck simulation customers.
     The $501,155 cost of the system was reclassified from inventory to a fixed asset demonstration/rental system. This reclassification may enable the Registrant to immediately place the rental system at a customer's facilities while customizations are made for that customer, possibly helping the Registrant expedite cash inflows. The Registrant has also placed several finished simulation systems during the past two quarters, further reducing the level of inventory.

     Accounts payable increased from $677,431 at April 30, 1996 to $865,407 at January 31, 1997, a further indication of the Registrant's reliance on vendors to obtain the necessary credit on which to operate.

     The Registrant relied extensively on proceeds from sales and short term borrowings on sales contracts for operating capital during the first nine months of fiscal 1997, as it continued to be without access to traditional lines of credit with the it's bank or capital markets during that period; however, the Registrant was able to rely on alternative sources of credit to partially fund operations.

     Cost and earnings in excess of billings increased to $658,131 at January 31, 1997 from $484,800 at April 30, 1996. The balance under this caption reflects the Registrant's sales of systems which require software customization prior to delivery.

     The Registrant currently has no material commitments for capital expenditures.

     The Registrant was able to lease certain office space in its headquarters building to others at a reasonable return to the Registrant.

     Through the first nine months of the current fiscal year, the Registrant has remained in a "tight" cash and liquidity position. Management's intended marketing and sales efforts have been distracted by the on-going legal matters of the Registrant. (See Part II, Item 1, "Legal Proceedings".) Management hopes that a final settlement can be reached with class counsel in the near future, and management can again focus on the sales and marketing efforts necessary to bring the level of sales required for profitability. In the interim, the Registrant may be required to obtain the needed financing that is not provided through product sales using the alternatives available to it, which alternatives are usually more expensive.

     MANAGEMENT'S PLAN FOR NEAR TERM OPERATIONS

     Pursuant to an agreement with Evans and Sutherland, Inc. ("E & S"), a Utah corporation specializing in simulation and graphics, the Registrant has begun the creation of the next generation of crane and truck simulation products based on the E & S "Liberty Series" image generator. The Registrant anticipates receiving contracts from customers for upgrades to the new system. The conversion of many of the Registrant's software modules to the E & S system has already taken place and additional modules will be converted as requested by specific customers.

     The Registrant hired a new marketing director for the petroleum market. This market is being aggressively pursued and, hopefully, will be expanded further through the sales of upgrades for the systems owned by existing customers, by providing support and maintenance services, in addition to the sale of new systems. The petroleum simulator has been upgraded to a Windows-based application and additional upgraded features are currently in development.

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

     RESULTS OF OPERATIONS

     Three Months Ended-January 31, 1997

     The Registrant's revenues from operations for the quarter ended January 31, 1997 were $1,497,018 as compared to $1,377,698 for the quarter ended January 31, 1996. The increase in sales reflects the commitment by management to renewed marketing efforts.

     Overall operating expenses have increased to $1,408,806 for the three months ended January 31, 1997 from a total of $1,284,078 for the same period in 1996. The increase reflects the increased cost of sales and increasing amortization of intangible costs, along with some increased legal and professional fees.

     Selling, marketing and customer support expenses increased to $779,269 for the quarter ended January 31, 1997 as compared to $577,033 for the same period in 1996. The increase is attributable to increased professional fees, and the increased costs of some marketing personnel.

     During the quarter ended January 31, 1997, the Registrant recorded operating income of $88,212 for the three months then ended. With the inclusion of interest expense, the Registrant had overall net income of $15,379 for the three months ended January 31,1997, as compared to a net loss of $(47,941) for the three months ended January 31, 1996.

     Nine Months Ended January 31, 1997

     Revenues for the nine months ended January 31, 1997 were $3,079,900 an increase of approximately 7% over the revenues of $2,874,489 recorded during the first nine months of fiscal 1996. For the most part, management believes the Registrant to be fortunate to have maintained a level of sales comparative to the prior year, given the distraction of key marketing personnel during the two quarters ended January 31, 1997.

     Operating expenses for the first nine months of fiscal 1997 have increased to $3,779,169 from a total of $2,928,381 for the nine months ended January 31, 1996, an increase of approximately 29%. The major single component was the increase in amortization and depreciation of intangibles and fixed assets. Additionally, management has continued its commitment to using more resources for the selling and marketing efforts. General and administrative expenses include the increased legal and professional fees as the legal activity increased during the period of the class action trial.

     The Registrant has a net loss of $935,308 for the nine months ended January 31, 1997 as compared to a net loss of $364,960 for the nine months ended January 31, 1996. The level of sales for the first nine months of fiscal 1997 exceeds the prior year by approximately 7%, and management is hopeful the trend can be maintained and expanded in the future as the Registrant attempts to focus on marketing its products more, as it achieves final resolution to its legal matters. However, some of the increase in sales was achieved by using pricing discounts to bring the contract to fruition. Hence, cost of sales increased to $1,866,711 for the nine months ended January 31, 1997 an approximate increase of 28% over the similar period in the prior fiscal year. Cost of Sales as a percentage of revenues increased to approximately 61% for the nine months ended January 31, 1997 versus being approximately 51% for the similar period of the nine months ended January 31, 1996.

     Due to the somewhat lengthy period of time required between the generation of a sales lead with a potential customer and the completion of a contract with that customer, results of efforts taken in the past few periods will likely start to be realized during the next few quarters. Management is encouraged by the progress observed in its sales and marketing efforts.


                                     PART II

                                OTHER INFORMATION



                           ITEM 1.   LEGAL PROCEEDINGS


     Following the conclusion of the Class Action trial against the Company, its officers and directors, a federal jury awarded the Class Plaintiffs $11,878,211 against Donald G. Gallent, the Company's former president, Digitran Systems, Inc. and Digitran, Inc., apportioning this award with 50% liability against Mr. Gallent individually, and 25% against each of the companies under the Section 10(b) of the Securities Exchange Act and Rule 10b-5 Claims. The jury also awarded the Class Plaintiffs the sum of $2,002,306 against each of these three defendants under Section 12(2) of the Securities Act of 1933. All of the other individual defendants, including Loretta Trevers, the present Chairman of the Board, James Bryan, former CFO and present General Manager of the Company, as well as the former outside directors, Chris Coray and Harris LeRoy, were exonerated from all of the claims asserted by the Class Plaintiffs.

     After considering the jury verdict, the court entered a judgment on February 14, 1997, dividing the Rule 10B-5 liability among the three defendants as follows: against Donald G. Gallent, individually, the sum of $5,939,105.50; against Digitran Systems, Inc., the sum of $2,969,552.75; and against Digitran, Inc., the sum of $2,969,552.75.
     These sums bear interest according to the Judgment at the rate of 5.64% per annum on and after entry of Judgment. The Court did not alter the award as to the Section 12(2) claims. The judgment concurred with the jury's finding exonerating the individual defendants, excluding Donald
     G. Gallent. Following the entry of the Judgment, Digitran Systems, Inc. and Digitran, Inc. Filed a Motion for Judgment Notwithstanding the Verdict, and for a New Trial. The Class Plaintiffs have likewise filed similar Motions. These matters remain before the Court and no ruling has been made. Currently, the Company continues to negotiate with Class Plaintiffs in an attempt to resolve the judgment and all outstanding disputes between the parties.

     Presently, the Registrant (the parent company only, not the operating subsidiary) remains in Chapter 11 and is protected under the bankruptcy laws. Although a judgment from the trial court has been entered in the shareholder class action, numerous post-judgment motions are expected, during which time the Registrant continues in its efforts to negotiate with class counsel for a resolution of the matter in full, and the ultimate extent of the damages to be paid by the Registrant remains an unknown.


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were put to a vote of shareholders during the quarter ended January 31, 1997.


                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

     None.

     Reports on Form 8-K

     None.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Digitran Systems, Incorporated


     Date:  March 21, 1997         By     /s/ Kitt R. Finlinson
                                     Kitt R. Finlinson, Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)