Form 10KSB
period 1997-04-30
DIGITRAN SYSTEMS INC /DE
filed 1998-01-07
CIK 876134

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    ___________
                                    FORM 10-KSB
                [x] Annual Report Under Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [Fee Required]

                    For the fiscal year ended April 30, 1997

                [ ] Transition Report under Section 13 or 15(d) of
              the Securities Exchange Act of 1934 [No Fee Required]

                           Commission file Number: 1-11034

                            DIGITRAN SYSTEMS, INCORPORATED
                    (Name of small business issuer in its charter)


Delaware                                          	72-0861671
--------                                                ----------
(State or other jurisdiction                          	(I.R.S. Employer
of incorporation or organization)                     	Identification
Number)

2176 North Main
P.O. Box 6310
North Logan, Utah                                      	84341-6310
-----------------                                       ----------
(Address of principal executive offices)              	(Zip  Code)

Issuer's telephone number: (435) 752-9067

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each exchange on
Title of each class                                    which registered
-------------------                                    ------------------------

Common Stock $.01 Par value                        	None
Series 1 Class A 8% Cumulative
 Convertible Preferred Stock                       	None

Securities registered under Section 12(g)
of the Exchange Act:                                    None



                           (continued on following page)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. 	[  ]


State Issuer's revenues for its most recent fiscal year:     1997 - $2,900,000


State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant is not possible to compute because the Registrant has not been registered on any stock exchange for over three years.


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at April 30, 1997 there were 8,620,869 shares of the Registrant's Common Stock and 2,000,000 shares of Class B Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]


Documents Incorporated by reference: 	None

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS
-------------------------------

History
-------

Digitran Systems, Incorporated is a holding company, incorporated under the laws of Delaware in 1985, that conducts all of its business operations through Digitran, Inc. Digitran, Inc., a wholly owned subsidiary of Digitran Systems, Incorporated, was formed under the laws of the State of Louisiana in 1979. In 1992 it reincorporated in the State of Utah. As used in "ITEM 1 DESCRIPTION OF BUSINESS" the term "Company" refers to the combined operations of Digitran Systems, Incorporated and Digitran, Inc.


The Company
-----------

The Company primarily develops, manufactures and markets simulator training systems which can be used to train personnel in the petroleum, construction, and trucking industries. The Company began marketing its first simulator training systems in 1979 and currently markets a variety of simulator training systems including crane operating simulators, petrochemical operations simulator training systems and a heavy duty truck simulator.


Going Concern Qualification
---------------------------

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company, as well as an officer and director, were defendants in a lawsuit alleging securities fraud and misrepresentations of financial information relating to the Company's 1992 Form 10-K and other public disclosure, however, the officer and the director were exonerated of those charges in the trial of October, 1996. In September 1996 the Company filed for protection from these actions under the terms of
Chapter 11,of the  U.S. Bankruptcy Code.   In July 1997 the court approved a
settlement of the litigation, and in August 1997 the action in bankruptcy was dismissed.


Simulator Training Systems
--------------------------

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

Crane Operations Simulator Training Systems
-------------------------------------------

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


Truck Operations Simulation Systems.
------------------------------------

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

In addition, the driver trainee views computer generated, textured images on a wrap-around screen with rear-view insets. The visual system offers the driving students the ability to view such things as oncoming vehicles, road hazards, weather conditions, and details such as highway markers. The truck simulator offers the ability to train drivers in highway, rural, mountain and urban terrain. The system also includes an instructor's console, giving the instructor control over all simulation parameters such as problem situations and environmental conditions, allowing the instructor to view the entire simulation from the console. The system may be installed in a 48-foot long climate-controlled trailer for transportation to various training sites, or in a permanent facility.

The Company believes that the truck simulator will be useful to the trucking industry in the screening of drivers for aptitude and ability. Thus, as with the crane simulator, the truck operating entities can assess the skill levels of their drivers and can document the level of training that the drivers have received.

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

The Company entered into a partnership, during the fiscal year ended April 30, 1995, with two Canadian trucking companies to utilize the truck simulator in several training centers throughout Canada over the course of the next few years. This partnership resulted in the creation of a truck driver training center, Trucksafe Learning Center (TLC), in Edmonton, Alberta Canada. See "ITEM 7 - FINANCIAL STATEMENTS - Note 7."


Crane, Petroleum and Truck Sales
--------------------------------

During the year ending April 30, 1997 crane simulator systems accounted for 71% of the company's sales, petrochemical operations simulator systems accounted for approximately 20%, and truck simulators accounted for 9% of the
Company's sales.    During the prior year ending April 30, 1996 the crane
simulator systems were 93%, petrochemical operations were 5% and truck
simulators were 2% of total sales for the Company.    Significant
fluctuations in the relative percentages are expected between periods due to the high dollar value of contracts and relatively small number of individual contracts as a one contract difference may have a significant effect on the relative percentages.


Marketing
---------

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

Marketing Strategy
------------------
In the petroleum industry, the Company's target markets include large oil companies, major drilling contractors, petroleum engineering institutions, colleges, universities and petroleum training centers. The target markets for the Company's crane products include maritime universities and training centers, major world ports (or minor ports combining together), port authorities and port terminals, insurance risk management centers, unions and industry trade associations, construction contractors and crane manufacturers. The Company has also attempted to market the crane products to the nuclear industry, however, there have been no sales to this segment to date. The market segment for the truck simulation systems includes companies in the commercial trucking industry, the private trucking industry, professional trucking schools and institutions conducting truck driver training, as well as state and federal agencies, transit authorities, and the union associated with professional truck drivers.

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


Significant Customers
---------------------

During the fiscal years ended April 30, 1997 and 1996, net sales to the following customers accounted for more than 10% of the Company's sales:

                                1997                     1996
                               -------                 --------
        Customer A             972,000
        Customer B             675,000
        Customer C             299,000
        Customer D                                     1,110,000
        Customer E                                       911,000
        Customer F                                       398,000

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

Competition
-----------

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


Manufacturing and Sources of Supply
-----------------------------------

Prior to 1992 the Company generally operated on an order first principle, and the Company generally did not begin production activities until an order had been placed. During fiscal 1993 the Company built up significant inventories in the prospect of future sales, rather than waiting until such sales had occurred. Certain simulators so constructed were utilized for demonstration purposes at customer locations, in some cases for extended periods. During the current fiscal year the Company reduced inventory levels substantially. This reduction resulted in a one time charge to operations of $1,110,000. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

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

The Company procures certain simulator components from single sources.
Driving the need for the new graphics generations system was the increasing costs involved in maintaining the old graphics generation computers. As existing customers are upgraded to the new system, the costs involved with maintaining these existing graphics generation computers would diminish. A majority of the components of the simulation systems are available from multiple sources and, excluding perhaps the old image generation computers, to date there have been no significant negative effects on the Company arising from the use of a single source for certain components. The Company currently uses a wide variety of semiconductor chips from manufacturers including Intel, Motorola, NEC and others. Most of the peripheral equipment is also procured from other industry manufacturers including Hewlett-Packard, Mitsubishi and Gateway. In addition, the Company utilizes high-end graphics computers and main simulation computers from Silicon Graphics, Inc., Star Technologies and Evans and Sutherland, Inc. Due to recent developments at Star Technologies, Inc. the image generators used to date by the Company are no longer available to the Company. The Company has decided to use Evans and Sutherland (E&S) as the vendor for the new image. A more powerful system at a similar price along with flexible terms made E&S the obvious choice and the Company anticipates a long and prosperous relationship with E&S in the future. The use of a new image generator requires the porting of existing software to the new image generator. As of April 30, 1997 virtually all of the crane software previously available on the Star Technologies image generator has been ported to the new E&S system. The Company anticipates that the remaining crane software will be ported in the following year and that the truck software will likely be ported based on terms of future truck sales contracts.

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

Product Warranty and Service
----------------------------

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

The Company's simulator training systems are generally equipped with a built-in hardware diagnostics feature which can identify different error conditions which indicate the source of a hardware failure. Users of petroleum systems are given a spare parts kit which contains parts and tools to maintain the simulator. The spare parts kit, along with the diagnostic feature, enables a system to be routinely maintained by users. The Company's simulator training systems also are generally equipped with a modem so that the Company can monitor a system via telecommunications and assist and instruct training personnel in maintenance and service procedures by telephone. The Company also provides "on-site" service and maintenance when required.

Warranty costs have been insignificant to date but are likely to become more significant when costs for simulators currently in inventory are reclassified to warranty costs as units are sold.


Research and Development
------------------------

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

Foreign Sales and Concentration of Credit Risk
----------------------------------------------

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


Patents, Copyrights and Trademarks
----------------------------------

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


Employees
---------

As of April 30, 1997, the Company had 39 full-time employees and 2 part time employees. As of November 30, 1997 the Company had 34 full-time and 3 part-time employees. In addition, the Company utilizes several sales agents on a commission basis and engages various consultants. No employees are represented by labor organizations. The Company is not a party to any collective bargaining agreements.

ITEM 2  DESCRIPTION OF PROPERTY
-------------------------------

The facilities of the Company consist of three separate buildings located in Logan, Utah. The administration office of the Company is located at 90 North 100 East, Logan, Utah. The building, which was purchased in July 1989, has approximately 9,000 square feet and is utilized primarily as office space; approximately 1500 square feet is leased to other businesses on a month to month basis. It is subject to mortgage and deeds of trust of $260,000 at April 30, 1997.

In February 1991 the Company purchased a building at 2176 North Main, Logan, Utah. The building has approximately 10,000 square feet of space used for offices for petroleum engineers and service personnel as well as offices for software engineering personnel for crane and truck production; approximately
1700 square feet is leased to other businesses on a month to month basis.   In
January 1993 the Company completed construction of an 11,250 square foot production facility at this location adjacent to the existing building described above. The building, which includes production, office and storage space, is utilized by all manufacturing divisions for production, storage and
offices.    As of April 30, 1997, the property was subject to mortgages and deeds of trust of approximately $593,000.

Subsequent to the year end April 30, 1997,   the administration building was
vacated and the administrative and marketing staff were relocated in the
engineering building.   The former administration building is currently listed
for sale.


ITEM 3  LEGAL PROCEEDINGS
-------------------------

Action Items "A" through "E" as summarized below have previously been
reported in Forms 10-KSB filed by the Company.    As of  July 15, 1997 all
actions had been resolved and a cash settlement offer was approved by the
court.    The cash settlement is in the amount of $1,000,000 payable in
installments of $300,000 by  August 1997,   $300,000  by September 1997,
$200,000 by January 1998,   and  $200,000 by July 1998.   As of the date of
this filing, the Company had paid the first two installments totaling
$600,000.

Action Item A
-------------
On April 1, 1993, the Securities and Exchange Commission (the "Commission" or "SEC") issued an order directing that an investigation be conducted by the Salt Lake City office of the Commission to determine whether the Company or any of its affiliates or any other person has engaged in violations of certain Federal laws. On May 21, 1993, the Commission issued an order suspending trading of the Company's securities. On December 29, 1994, a complaint against the Company was filed in U.S. District Court, District of Utah, Northern Division by the Securities and Exchange Commission. The complaint named, as defendants, Digitran Systems, Inc., Donald Gallent (a former officer and
director) and James R. Bryan (a former officer).    Neither person is
presently associated with the Company. The complaint sited violations of Sections 17(a) of the Securities Act of 1933, as amended, and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13b2-1 and 13b2-2 promulgated thereunder. A

Final Judgment was filed by the Securities and Exchange Commission on September 25, 1995 in the United States District Court, District of Utah, Northern Division. Without admitting or denying the allegations of the complaint except as to the jurisdiction of the court, the Company has consented to the Judgment. The Judgment permanently restrains and enjoins the Company from engaging in acts and practices which constitute and will constitute violations of all applicable rules and regulations from the securities acts. There was no monetary penalty assessed by the SEC in this matter.

Action Item B
-------------
In May 1994 a consolidated amended complaint was filed for a proposed Class Action by Gregory McEwen and Larry Parker, on behalf of themselves and all those similarly situated, in the United States District Court for the District of Utah, Salt Lake City Division. The action consolidated two separate actions filed in August 1993 and February 1994, respectively, against Digitran Systems, Inc., Digitran, Inc., Donald G. Gallent, Loretta P. Trevers; Chris S. Coray; Harris G. LeRoy, II; James R. Bryan; and the accounting firm, Grant Thornton. Included as Plaintiffs was a proposed class consisting of all persons who purchased securities of Digitran Systems, Incorporated during the period from March 19, 1992 to May 21, 1993. The Complaint alleges that the Company published or released false or misleading information relating to the recognition of income on certain contracts and improperly capitalized certain simulator development costs. The complaint also alleges that certain of the defendants engaged in insider trading activities. The complaint seeks the following relief: 1) declaring the action to be a proper class action; 2) awarding compensatory and punitive damages, including interest and that such damages be trebled; 3) awarding extraordinary equitable and/or injunctive relief and 4) awarding costs and expenses, including attorney's fees and other costs. The court has certified the Plaintiff's class, with the exception of the Utah Securities Act Claim.

Action Item C
-------------
In May 1994 Grant Thornton filed a cross-claim against Digitran Systems, Incorporated, Digitran, Inc., Donald G. Gallent, Loretta P. Gallent and James
R. Bryan. The cross-claim 1) alleges common law fraud based on activities relating to the April 30, 1992, 1991 and 1990 financial statements and 2) seeks contribution under federal securities laws and the Utah Uniform Securities Act. The cross-claim sought damages to be established at trial and indemnification with respect to any judgment that would be entered against Grant Thornton in this action.

Action Item D
-------------
In June 1994 the Company filed a cross-claim against Grant Thornton. The cross-claim alleged breach of contract and negligence for failure of Grant Thornton to follow generally accepted auditing standards in the audit of the Company's financial statements. The cross-claim also sought contribution under federal and state securities laws. The cross-claim sought damages to be established at trial, indemnification with respect to any judgment that might be entered against the Company, contribution and consequential damages.

Action Item E
-------------
On October 6, 1995, an intervention was filed by a number of shareholders who purchased securities during the class period, but who purportedly excluded themselves from the class. The intervention also concerned Shareholders of the corporation who had owned stock in the corporation for a number of years. The alleged violations of securities laws mentioned those filed by the class plaintiffs, as a result of the rising costs associated with the litigation, the corporation assigned its action against Grant Thornton to the Intervenors in exchange for the payment of all costs associated with the action against Grant Thornton and dismissal of all claims by Intervenors against the corporation.

In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. In the opinion of management the ultimate resolution of these matters will not have a material adverse impact upon the Company, its business or property.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The last annual meeting of the shareholders of the Company was held on February 29, 1996. The results of this meeting were duly reported in Form 10-KSB as filed for the year ended April 30, 1996.

Because the Company filed for protection in September 1996 from shareholder litigation under the provisions of Chapter 11 of the U.S. Bankruptcy Code, approval for the annual shareholders meeting would have had to be granted by the Bankruptcy Court; and because the cost of the annual meeting was considered to be prohibitive in view of other cash requirements, the Company elected not to have an annual meeting during this fiscal year.

The action in bankruptcy was dismissed by the court in August 1997.   The
bankruptcy is more fully discussed elsewhere in this document.



                                   PART II

ITEM 5     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------

Market Information
------------------

Since May 21, 1993 when the Securities and Exchange Commission suspended trading of the Company's securities there has been no public market for trading of the Company's Common Stock. On February 27, 1996 the American Stock Exchange de-listed the Company's securities. The Company is now actively seeking to reestablish a publicly trading market for the Company's Common Stock.

Shareholders
------------

As of September 26, 1997, the Company had 603 record holders of its Common Stock and one record holder of its Class B Common Stock as well as 30 record holders of its Series 1Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent. The Company has not paid any dividends on its Common Stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future on the Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. In addition, as noted below, the Company is in arrears in the payment of dividends on its Preferred Stock. Dividends are not payable on any other class of stock ranking junior to such Preferred Stock until the full cumulative dividend requirements of the Preferred Stock have been satisfied.


Dividends
---------

Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. The Company paid dividends of $27,362 for September 15, 1992 and $136,682 for March 15, 1993. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of $804,000 as of
April 30, 1997.    Subsequent to this date the Company has tendered offers to holders of preferred stock to exchange each share of preferred and its accrued
dividends for three shares of common stock.   It anticipates a favorable
response to this offer.


ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------     ---------------------------------------------------------

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto. See "ITEM 7 FINANCIAL STATEMENTS".


RESULTS OF OPERATIONS 1997 VS. 1996

Net Sales. Net Sales for 1997 are $2,900,000 as compared to $3,432,000 in 1996. Net sales decreased by $532,000, about 18%, from the prior fiscal year. Domestic revenues increased by approximately $1,247,000, while foreign revenues decreased by just over $1,779,000, or 54%, from 1996 to 1997. Significant fluctuations in the relative percentages of foreign and domestic sales are expected between periods. Due to the high dollar nature of individual contracts, a difference of one contract may have a significant effect on the relative percentages.

To the extent the Company is able to continue to resolve the issues enumerated under "Financial Condition and Liquidity, 1997" below, and continue to focus on operations, including the addition of management and other professional staff, net sales are expected to increase in fiscal 1998. While market acceptance in the truck market has continued to be slow, the Company is progressing towards sales and training commitments on several fronts, and remains hopeful that given proper time and resources multiple truck sales can be achieved in the coming years.

The crane market domestically and in certain foreign markets has remained active; however, the bulk of the crane market continues to be in the Pacific Rim. Given additional time and resources devoted to operations, and not to shareholder litigation matters, it appears to the Company that crane activity can be, increased in the geographic areas which currently have little activity, and that multiple sales can continue to be achieved in the Pacific Rim.

The petroleum market presents the most competition to the Company. The addition of certain professional and technical personnel in the petroleum area in fiscal 1995 and fiscal 1996 resulted in the development of a new Windows based petroleum simulator. This innovation in technology has been well
received.   In order to enjoy the benefits of close association,  "hands on"
information, and the technical information transfer associated with petroleum engineering firms and colleges the Company will transfer a major segment of its petroleum marketing and engineering operations to the Gulf states ( the United States that border the Gulf of Mexico) in early 1998.

Cost of Goods Sold.   Cost of Goods Sold in 1997 remained at the same level
-------------------
as in the previous year.  However, because Net Sales were less than the prior year, the percentage of gross profit decreased to 43% from 52% in 1996. The increase in cost of sales ratio is due in part to under utilized capacity
in the production and engineering departments and to price increases.   It
should be kept in mind that gross profit as a percentage of sales is subject to significant changes between periods depending on the nature of the contracts entered into, the relative sales mix between periods, the degree of change to existing products, and other factors. Profit margins vary by contract depending on various factors such as: the number of customized features, the location of the customer, the potential for additional sales, educational and developmental discounts. These and other factors can lead to departures from standard pricing and therefore affect the gross profit on any simulators being sold. The underlying costs to the Company can be impacted by the number and sophistication of any software development or customization required by the project and by the internal efficiency of the Company in completing the projects. These factors, when combined with the small number of units being sold lead to substantial variations in the gross profit percentages during discrete reporting periods.

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

Selling, General and Administrative Expenses.   Selling and General &
---------------------------------------------
Administrative Expenses increased $375,000 or 21% over the previous year. Almost $200,000 of the increase is accounted for by travel expenses incurred in the Company's renewed sales efforts. With the average sales contract approximating $800,000 and originating in foreign countries, the time involved and travel involved to eventually close a sale is considerably greater than for lower priced sales originating in the U.S. Salaries and wages were also up 18% ($215,000) reflecting the effort focused on marketing
and engineering.    Some of engineering salary increase is offset by cost
transfer to Cost of Sales. The balance of Selling and General & Administrative Expense is not notable; the increases and decreases are spread fairly equally and without any other significant variance.

Other Income (Expense).   Interest expense was held to last year's level.
----------------------
The Company thoroughly evaluated its inventories and wrote off or wrote down any item that did not possess readily realizable market or utility value. This included many formerly usable items rendered obsolete during the current year by technological advances within the industry. The inventory write down amounted to $1,110,000.

In accordance with the policy for accounting for software development costs, the Company elected to write off all previously capitalized and unamortized software development costs. This amounted to $1,233,000. The total adjustment pertaining to inventories and capitalized software costs is reflected on the financial statements at $2,343,000. It is the single largest charge against operations in fiscal 1997. Comparable adjustments in fiscal 1996 were only $285,000.

The Company settled all matters resulting from the 1992-97 SEC/Shareholder litigation and/or investigations. The shareholder litigation settlement was for $1,000,000 and was approved by the Bankruptcy Court in July 1997. The Company included the settlement and all related legal fees as a liability at April 30, 1997. The total charge against operations in fiscal 1997 is $1,539,000.

Certain employees and consultants were issued stock in lieu of cash compensation in order to conserve cash and to promote longer term positive attitude and effort. The value of such stock for accounting purposes was set at $1.00 per share.

The Company's share of a net operating loss in its truck driver training center, a joint venture in which it holds a 50% interest, decreased to $47,000 in fiscal 1997.

Other income, comprised primarily of a gain on restructuring of debt increased 41% to $130,000 in fiscal 1997.

Financial Condition and Liquidity.   The auditors' report for the year ended
----------------------------------
April 30, 1997 provides that the financial statements have been prepared assuming that the Company will continue as a going concern. The Company's plans for continuing as a going concern are partially set forth in Note 1 to the financial statements under "ITEM 7 - FINANCIAL STATEMENTS". As discussed in "ITEM 3 LEGAL PROCEEDINGS", in April 1993 the SEC issued an order directing an investigation be made related to Digitran Systems, Incorporated. On May 21, 1993, trading in the Company's stock was suspended by the SEC. As discussed in "ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS" the trading of the Company's stock has not recommenced.

All legal actions pertaining to or resulting from the above referenced SEC actions have been fully reported in prior Form 10-KSB filings by the Company. As noted elsewhere in this report, settlement of all matters was completed in July 1997. The Company is liable for a $1,000,000 cash settlement payable in installments of $300,000 by August 1997, $300,000 by September 1997, $200,000 by January 1998, and $200,000 by July 1998. As of the date of this filing, the Company was current and had timely paid $600,000.

Because of the legal actions taken against the Company, the Company has had to rely primarily on cash on hand since July 1993, and on new sales and additional debt subsequent to that date, to fund operations. During 1993 and 1994 the Company committed significant amounts of its cash on hand to finance the build-up of inventories. Since 1994 the Company has reduced inventory levels substantially. The cash benefit through sales of completed or partially completed systems was substantially depleted in fiscal 1996. In 1997 inventories were further written down to a very conservative "ready realizable market value."

Despite the amount of resources required over the last three years to successfully attend to SEC and shareholder litigation matters, the Company was able to maintain reasonable marketing efforts and technological upgrades of its product lines. Cash flow was irregular throughout the year due to the average size of sales contracts, payment terms associated with our international customers, and the fact that the Company has not had access to traditional credit and reasonably priced bank financing.

The Company's continued existence as a going concern is dependent upon its ability to continue to focus on operational considerations in order to increase sales, and bring to closure sufficient of the proposals currently outstanding to potential customers, to locate additional customers, and to maximize utilization of available resources. In this regard the Company is seeking capital infusion through a private placement offering of 3,000,000 shares of unregistered common stock coupled with 1,500,000 warrants. The stock is being offered at $1.00 per share. Each warrant entitles its holder to acquire one share of common stock for $1.50. The warrants expire after February 28, 1999. Proceeds from the placement are intended to be used for:

                Commissions                            $300,000
		Lawsuit Settlement			600,000

                            (continued on next page)

                Debt Reduction                          600,000
                Working Capital                         270,000
		Engineering				450,000
		Product Upgrades			300,000
		Marketing				440,000
                Other                                    40,000
                                                     ----------
                Total                                $3,000,000

In 1998 the Company plans to aggressively pursue, on behalf of its shareholders, a public listing and public trading of the Company's stock.
The Company is preparing to apply to the OTC Bulletin Board for listing of its Common Stock. There is no assurance that the OTC Bulletin Board or alternative exchange will agree to list the Company's Common Stock.

Due to cash constraints, only $21,000 was used in fiscal 1997 for property and equipment. The Company anticipates additional expenditures for property and equipment as cash constraints are lifted through increased sales levels and the capital infusion through the private placement of common stock.

Inflation has had no significant impact on the Company in the years ended April 30, 1997 and 1996.


ITEM 7    FINANCIAL STATEMENTS
------    --------------------

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.


ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

The Company's auditors, Tanner + Co., for the current year (FYE 4/30/97) have performed the annual audit of the Company's financial statements for the last
three years.   Although the auditors express concern about the Company's
ability to continue as a "going concern," no qualification of opinion or scope of the audit has been made.


                                   PART III

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
------     ------------------------------------------------------------

The names, ages and positions of the directors and executive officers of the Company are as follows:

NAME                   AGE      POSITION
----                   ---      --------

Loretta Trevers         48      President and Chairman of the Board

Rod F. McLeod           57      Chief Financial Officer

Gary Blum               57      Director

Jamie Levey             36      Director

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

Loretta P. Trevers has been President since March, 1994 and Chairman of the Board of the Company since September, 1985. She was also President from July, 1985 to April, 1989. She served as Executive Vice President of Digitran, Inc. from April 1982 to July, 1985. Ms. Trevers holds a B.S. Degree from Utah State University and an advanced degree from Iowa State University. She is a founding trustee of the Utah Information Technology Association and had been since 1989.

Rod F. McLeod was appointed Chief Financial Office in June 1997.  He replaced
Kit Finlinson who left the company that same month.   Mr. McLeod is a
Certified Public Accountant. He has been employed on a 60% of full time basis due to prior commitments with a medical group in California with whom he serves in a similar capacity. Mr. McLeod holds a B.S. Degree in accounting from San Diego State University. Prior to joining the Company he had directed (1966-1979) the accounting and taxation of a $140,000,000 publishing company with publishing operations in several states. He also has owned (50%) and operated a successful commercial/industrial construction company in California as well as an import company specializing in the importation of high end architectural stone, tile, and custom teak doors and windows.

Gary Blum was appointed director of the Company by the Chairman of the Board in October, 1994. Mr. Blum is the principal of the Law Offices of Gary Blum, Los Angeles, California, which he founded in June 1988. From 1985 to June 1988, Mr. Blum was a founding member of the Los Angeles law firm of Blum & Pflug. Mr. Blum currently serves as a director of PCC Group, Inc., a publicly held company specializing in the distribution of personal computer peripherals and equipment. Mr. Blum currently serves as a director of DHS Industries, a publicly held company specializing in marketing research. From January 1992 to August 1994, Mr. Blum served as a director of DCC Compact Classics, Inc., a publicly held company specializing in manufacturing and selling compact discs featuring reissued recordings. In addition, from December 1992 to June 1994, Mr. Blum served as a director of E.N. Phillips Company, a publicly held company specializing in the legalized gaming industry.

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


Significant Employees
---------------------

Sandeep Gupte, age 31, is the Vice President of Engineering at Digitran. He has a B.S. Degree in Computer Engineering and a M.S. Degree in Computer
Science.   He began his employment at Digitran as a Software Engineer for
crane simulator projects in 1990.   As a Lead Engineer during 1991 and 1992 he
led the design and development of the Company's crane and truck simulators.
As a Senior Projects Engineer since 1993 he led the engineering projects in the crane, truck, and petroleum product lines. He is responsible for the management of the Development, Manufacturing and Support groups within the Engineering Department and is integrally involved in the marketing, sales, and new business development activities of the Company.


Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

During the fiscal year ended April 30, 1996 Loretta P. Trevers, officer, director and beneficial owner of more than 10% of the Common Stock, will file one late report on Form 5 relating to five gift transactions.

ITEM 10     EXECUTIVE COMPENSATION
-------     ----------------------

The following table sets forth certain specified information concerning the compensation of the Chief Executive Officer of the Company and any executive officer whose total annual salary and bonus exceeded $100,000 (the Named Executive Officers).

                          SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                                                  -----------------------
        Annual Compensation                     Awards            Payouts
---------------------------------------    ------------------   ---------------
(a)       (b)     (c)     (d)     (e)           (f)     (g)      (h)     (i)
                                 Other
Name                             Annual     Restricted                All Other
and                              Compen-      Stock    LTIP             Compen-
Principal                        sation      Awards(s) Options/  Payout  sation
Position Year  Salary($) Bonus($) ($)           ($)    SARs (#)  ($)     ($)
-------- ----  --------- -------- ---           ---    --------  ---     ---

Loretta Trevers
(Chairman of the Board and Chief Executive Officer)

        1997    $175,507  $ -0-   (1)          -0-     315,000    -0-     -0-
        1996    $175,507  $ -0-   (1)          -0-     100,000    -0-     -0-

1) Loretta Trevers also received the use of automobiles purchased by the Company and personal benefits paid by the Company. The aggregate incremental cost of these items is less than 10% of the total annual salary and bonus paid to Loretta Trevers.

Advances
--------

At the beginning of the year the Company owed Loretta Trevers $5,964. During the year Ms. Trevers traveled extensively on behalf of the Company. In addition to her own business travel, she personally paid for travel expenses of employees at times when the Company's cash position was inadequate. Likewise, during the year Ms. Trevers settled certain third party obligations of the Company by transferring shares of her own common stock in the Company. At April 30, 1997 the Company owed Ms. Trevers $99,582.

No other amounts are due to or from Loretta Trevers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
VALUES

         (a)         (b)                (c)           (d)           (e)
                                                                  Value of
                                                                  Number of
                                                                  Unexercised
                                                  Unexercised     In-the-Money
                                                  Options/SARs    Options/SARs
                                                  at FY-End (#)   at FY-End ($)
                Shares Acquired                   Exerciseable/   Exerciseable/
Name            on Exercise (#) Value Realized($) Unexercisable  Unexercisable
----            --------------- ----------------- -------------  -------------

Loretta Trevers
(Chief Executive Officer)
        1997          -0-             -0-             315,000         -0-(1)
        1996          -0-             -0-             100,000         -0-

Gary Peterson
(Former Chief Financial Officer)
        1997          -0-             -0-               -0-            -0-(1)
        1996          -0-             -0-             150,000          -0-

(1) A value of unexercised in-the-money options was indeterminable due to the non-trading status of the Company's stock.

There were no long term incentive plan awards by the Company during the fiscal years ended April 30, 1997 and 1996, to any Named Executive Officer.


Director Compensation
---------------------

Non-employee directors are to receive $10,000 per year as compensation. Non-employee directors may also receive each year, in the discretion of the Chairman of the Board, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on market value on the first trading day in January of the year granted. No options were granted during the fiscal years ended April 30, 1997 or 1996.

During the years ended April 30, 1996 Gary Blum, a director of the Company received 5,667 shares of the Company's stock in lieu of $5,667 of directors fees and also received $4,000 in cash for director's fees. At April 30, 1996 the Company had a payable to Mr. Blum for Director's fees of $3,333. At April 30, 1997 the Company had a payable to Mr. Blum for Director's fees of $11,483.29.

During the years ended April 30, 1996 Jamie Levey, a director of the Company received 6,666 shares of the Company's stock in lieu of $10,000 of directors fees. At April 30, 1996 the Company had a payable to Ms. Levey for Director's fees of $2,520. AT April 30, 1997 the Company had a payable to Ms. Levey for Director's fees of $10,019.92.

The Company's Bylaws as well as Delaware and Utah corporate statutes provide for indemnification of and advances of expenses (including legal fees) under certain circumstances for officers and directors who are a party to or threaten to be made a party to any proceeding by reason of the fact that they are a director, officer or employee of the Company, against expenses and amounts paid in settlement of such actions. During the year ended April 30, 1997 the Company paid legal expenses of $90,863.74 , a portion of which related to corporate matters and a portion of which were personal in connection with indemnification provisions relating to the investigation of the Securities and Exchange Commission and the Class Action lawsuit. See "ITEM 3 LEGAL PROCEEDINGS". This amount is not included in the table set forth above. The Company intends to advance legal fees of officers and directors in the future pursuant to the indemnification provisions.


Employment Contracts
--------------------

The Company entered into an employment agreement with James Bryan, a former Financial Officer of the Company to employ him as General Manager which provides for the issuance of options to purchase up to 100,000 shares of Common Stock at a price equal to their fair market value to be determined by counsel to the Company after resumption of trading of the Company's stock.
The options will be exercisable for a period of 2.5 years. The shares underlying the options will be registered in the next registration statement filed by the Company. During fiscal 1996 Mr. Bryan gave his personal guaranty on a Company loan and was given a warrant to purchase 50,000 shares at $1.00 per share as compensation. Mr. Bryan resigned as an officer of the Company
during 1995 and was employed by the Company as General Manager.   Mr. Bryan
left the Company in July 1997.

In August 1994, the Company entered into an employment agreement with the Vice President of Engineering, Sandeep Gupte,. In addition to salary the agreement provides for the issuance of options to purchase up to 100,000 shares of Common Stock exercisable at the fair market value of the stock as determined by the independent auditors, as soon as practicable, but not more than thirty
(30) days after the commencement of trading of the Common Stock. The options will be exercisable for a period of 5 years from their vesting dates. The shares underlying the options will be registered in the next registration statement filed by the Company.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------     --------------------------------------------------------------

The following table sets forth as of December 23, 1997 and as reflected on the records of the transfer agent of the Company, the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") and Class B Common Stock beneficially owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, Preferred Stock and Class B Common Stock, by each director and each Named Executive Officer as defined in Item 10 and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.


------------------------------------------------------------------------------------------------------

Name and                Number    Percent of    Number      Percentage of
Address of              of Shares outstanding   of Shares   outstanding    Number and
Beneficial              of        shares of     of Class B  Shares of      Percentage     Percent of
Owner\Identity          Common    Common        Common      Class B        of Preferred   Total Voting
of Group                Stock     Stock         Stock       Common Stock   Shares         Power
--------------          --------  -----------   ----------  -------------  ------------   ------------

Loretta P. Trevers*
2176 North Main         (1)(2)
No. Logan, UT 84341     3,364,191    36.8%       2,000,000       100%           0**          74.7%

Clayton Paul Hilliard
1001 West Pinhook Rod
Building 3, Suite 300
Lafayette, LA 70503     1,209,093    13.2%            **            0**         0**           4.2%

CEDE & Co.
P.O. Box 20
Bowling Green Station
NY, NY 10274-0020       2,877,008    31.5%             0            **          0**           10%

Jamie Levey*
The Trump Building
40 Wall Street, 59th Floor
New York, NY  10005         6,666      **              0            **          0**            **

Gary Blum*
3278 Wilshire Blvd,
Suite 603
Los Angeles, CA  90010     15,667      **              0            **          0**            **

Rod McLeod*
3544 Ryan Road
Escondido, CA 92025       100,000      1%              0            **          0**            **

Total of Executive         (1)(2)
Officers and Directors  3,486,524    38.2%       2,000,000          100%        0**            75%
------------------------------------------------------------------------------------------------------

*Indicates current officer or direct or of the Company.
**Indicates less than one percent.

(1) Includes 2,000,000 shares of Class B Common Stock convertible into 2,000,000 shares of Common Stock.

(2) Includes 720,000 shares of Common Stock and 200,000 shares of Class B Common Stock which is in the name of a partnership trust in which Ian French is General Partner; however, Ms. Trevers retains full voting rights until such time as the stock is sold from the partnership. Beneficiaries of the trust include three of Ms. Trevers' children.


ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------     ----------------------------------------------

Other than payment of employee and third party obligations of the Company by Loretta Trevers and as duly reported under ITEM 10, Advances, there is nothing to report in this category.


ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

(a)         Exhibits

The following documents are filed (separately) as exhibits to this report:

Regulation S-B                                              Sequential
Exhibit Number                                              Page Number

(3.1)	Certificate of Incorporation, as amended to date	(5)
(3.2)   Bylaws                                                  (1)
(4.1)	Specimen Preferred Stock Certificate and
        Certificate of Designations                             (4)
(4.2)	Specimen Common Stock Certificate,
        as amended.                                             (3)
(4.3)   Form of Selected Dealers' Warrant                       (3)
(4.4)	First Interstate Bank
        Loan documents, as modified                             (5)
(4.5)	LDP Corp. Line of Credit documents
(10.1)  Option of Howard M. Crosby                              (1)
(10.2)  Trucksafe Learning Center joint venture contract        (1)
(10.5)  Purchase Agreement on building                          (3)
(10.7)  James Bryan employment contract*                        (5)
(10.8)  Sandeep Gupte employment contract*                      (5)
(10.9)  Termination Agreements with Donald G. Gallent           (5)
(21)    Subsidiaries                                            (5)

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

*  Indicates management contract or compensatory agreement

(b)  Reports on Form 8-K                        None

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, Digitran Systems, Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of December, 1997.

	DIGITRAN SYSTEMS, INCORPORATED
               (Registrant)

	By    /s/ Loretta Trevers
        ------------------------------
        ------------------------------
        Its:      President
        ------------------------------

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Loretta Trevers            Chairman of the Board
-----------------------
Loretta Trevers                (Chief Executive Officer,
                                 & Director)                 December 23, 1997


/s/ Gary Blum                  Director                      December 23, 1997
-----------------------
Gary Blum

/s/ Jamie Levey                Director                      December 23, 1997
-----------------------
Jamie Levey

/s/ Rod F. McLeod              Chief Financial Officer       December 23, 1997
-----------------------
Rod F. McLeod

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Index to Consolidated Financial Statements







                                                          Page
                                                         ------

     Report of Tanner + Co.                                F-2


     Consolidated balance sheet                            F-3


     Consolidated statement of operations                  F-4


     Consolidated statement of shareholders' deficit       F-5


     Consolidated statement of cash flows                  F-6


     Notes to consolidated financial statements            F-7

                                      INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Digitran Systems, Incorporated


We have audited the consolidated balance sheet of Digitran Systems, Incorporated as of April 30, 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended April 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digitran Systems, Incorporated as of April 30, 1997, and the results of their operations and their cash flows for the years ended April 30, 1997 and 1996 in conformity with generally accepted accounting principles.

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


                                          TANNER+Co.


Salt Lake City, Utah
November 19, 1997

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                                   Consolidated Balance Sheet

                                                               April 30, 1997


            Assets

Current assets:
   Cash                                              $      39,000
   Accounts receivable, net                                228,000
   Inventories                                             515,000
   Prepaid expenses                                         11,000
                                                     --------------
                  Total current assets                     793,000

Property, plant and equipment, net                         837,000
Note receivable                                            150,000
                                                     --------------
                                                     $   1,780,000
                                                     ==============
             Liabilities and Shareholders' Deficit

Current liabilities:
   Accounts payable                                   $  1,066,000
   Accrued expenses                                      1,659,000
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                     267,000
   Notes payable                                           717,000
   Current portion of long-term debt                       241,000
                                                     --------------
                           Total current liabilities     3,950,000

Long-term debt                                             756,000
                                                     --------------
Commitments and contingencies                                  -

Shareholders' deficit:
   Preferred stock, $.01 par value, 1,000,000
     authorized, 358,795 shares issued and
     outstanding (aggregate liquidation preference
     $3,316,000), (entitled to one-tenth vote per
     share)                                                  4,000
   Common stock, $.01 par value; 25,000,00 shares
     authorized, 8,620,869 shares issued and
     outstanding (entitled to one-tenth vote per
     share)                                                 86,000
   Class B common stock, $.01 par value; 5,000,000
     shares authorized; 2,000,000 shares issued and
     outstanding (entitled to one vote per share)           20,000

   Capital in excess of par                              6,311,000
   Accumulated deficit                                  (9,347,000)
                                                     --------------
                                                        (2,926,000)
                                                     --------------
                                                      $  1,780,000
                                                     ==============

See accompanying notes to consolidated financial statments.               F-3

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                         Consolidated Statement of Operations

                                                        Years Ended April 30,


                                                        1997        1996
                                                 ------------------------

Net sales                                        $ 2,900,000 $ 3,432,000
Cost of sales                                      1,662,000   1,636,000
                                                 ------------------------
            Gross profit                           1,238,000   1,796,000

Selling, general and administrative expenses       2,196,000   1,821,000
Depreciation and amortization                        136,000     808,000
Bad debt expense                                     293,000         -
                                                 ------------------------
            Loss from operations                  (1,387,000)   (833,000)

Other income (expense):
   Interest expense                                 (259,000)   (250,000)
   Inventory and software development
     write-down                                   (2,343,000)   (285,000)
   Litigation settlement and related costs        (1,539,000)   (255,000)
   Stock compensation expense                       (318,000)        -
   Equity in loss from partnership                   (47,000)   (133,000)
   Other income                                      130,000      92,000
                                                 ------------------------
            Loss before income taxes              (5,763,000) (1,664,000)

Income tax benefit                                       -           -
                                                 ------------------------
            Net loss                             $(5,763,000)$(1,664,000)
                                                 ========================
Dividends on convertible preferred stock;
  unpaid                                            (208,000)   (208,000)
                                                 ------------------------
Net loss applicable to common stock              $(5,971,000)$(1,872,000)
                                                 ========================
Loss per common share                            $      (.56)$      (.19)
                                                 ========================
Weighted average number of common stock and
  common equivalent shares                        10,732,000   9,627,000
                                                 ========================


See accompanying notes to consolidated financial statments.               F-4

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                              Consolidated Statement of Shareholders' Deficit

                                          Years Ended April 30, 1997 and 1996


                                                                                   Class B           Capital in    Accumu-
                                  Preferred Stock        Common Stock            Common Stock        Excess of      lated
                                 Shares     Amount     Shares      Amount     Shares       Amount    Par Value     Deficit
                               ----------------------------------------------------------------------------------------------

Balance at May 1, 1995          457,850  $   5,000  $ 7,408,383  $  74,000  $ 2,000,000  $  20,000  $ 5,354,000  $(1,920,000)

Shares issued for:
  Cash                              -          -         75,000      1,000          -          -         74,000          -
  Services                          -          -         69,000      1,000          -          -         68,000          -
  Settlement of litigation          -          -        133,754      1,000          -          -        132,000          -
  Reduction of accounts
    payable and long-term
    debt                            -          -        337,467      3,000          -          -        357,000          -

Conversion of preferred
  stock to common stock         (86,155)    (1,000)     258,465      3,000          -          -         (2,000)         -

Net loss                            -          -            -          -            -          -            -     (1,664,000)
                               ----------------------------------------------------------------------------------------------

Balance at April 30, 1996       371,695      4,000    8,282,069     83,000    2,000,000     20,000    5,983,000   (3,584,000)

Shares issued for
  services                          -          -        313,000      3,000          -          -        160,000          -

Conversion of preferred
  stock to common stock         (12,900)       -         25,800        -            -          -            -            -

Stock warrants granted to
  non-employees                     -          -            -          -            -          -        168,000          -

Net loss                            -          -            -          -            -          -            -     (5,763,000)
                               ----------------------------------------------------------------------------------------------

Balance at April 30, 1997       358,795  $   4,000  $ 8,620,869  $  86,000  $ 2,000,000  $  20,000  $ 6,311,000  $(9,347,000)
                               ==============================================================================================


See accompanying notes to consolidated financial statments.               F-5

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                         Consolidated Statement of Cash Flows

                                                        Years Ended April 30,


                                                           1997        1996
Cash flows from operating activities:                 -------------------------
    Net loss                                          $(5,763,000) $(1,664,000)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                     136,000      808,000
        Inventory and software development
          write-down                                    2,343,000      285,000
        Issuance of common stock for services and
          litigation                                      163,000      203,000
        Issuance of stock warrants for services           168,000          -
        Gain on forgiveness of debt                       (95,000)     (22,000)
        Payment of loan fees by related party in
          exchange for reduction of related party
          receivable                                       83,000       30,000
        Provision for losses on accounts receivable       281,000       (5,000)
        Equity in loss from joint venture                  47,000      133,000
        (Increase) decrease in:
            Accounts receivable                           (71,000)    (238,000)
            Inventory                                     172,000      530,000
            Costs in excess of billings                   485,000     (485,000)
            Prepaids and other current assets             (10,000)      14,000
            Note receivable                                   -        100,000
        Increase in:
            Accounts payable and other current
              liabilities                               1,699,000      260,000
            Billings in excess of costs                   154,000      113,000
                                                      -------------------------
                Net cash (used in) provided by
                operating activities                     (208,000)      62,000
                                                      -------------------------
Cash flows from investing activities:
    Purchase of property and equipment                    (21,000)    (138,000)
    Increase in capitalized simulator costs              (144,000)    (152,000)
                                                      -------------------------
                Net cash used in
                investing activities                     (165,000)    (290,000)
                                                      -------------------------
Cash flows from financing activities:
    Proceeds from short-term borrowings                 1,454,000    1,099,000
    Payments on short-term borrowings                  (1,029,000)    (945,000)
    Proceeds from long-term borrowings                    269,000      424,000
    Payments on long-term debt                           (353,000)    (373,000)
    Issuance of common stock                                  -         75,000
                                                      -------------------------
                Net cash provided by
                financing activities                      341,000      280,000
                                                      -------------------------
Net (decrease) increase in cash                           (32,000)      52,000

Cash, beginning of year                                    71,000       19,000
                                                      -------------------------
Cash, end of year                                     $    39,000  $    71,000
                                                      =========================


See accompanying notes to consolidated financial statments.               F-6

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements

                                                      April 30, 1997 and 1996


1.  Summary of Business and Significant Accounting Policies

History and Business Activity
Digitran Systems, Incorporated (the Company) was formed under the laws of the state of Delaware in March 1985 as Mark, Inc. The Company began business operations in September 1985 when it acquired all the outstanding shares of Digitran, Inc. In connection with the acquisition of Digitran, Inc., the Company changed its name to Digitran Systems, Incorporated. In 1979, Digitran, Inc., introduced a digital petrochemical well pressure control simulator training system; subsequently, Digitran, Inc., has developed crane training simulation systems for the construction and maritime crane industries and a truck driving training simulation system.

Going Concern
The Company has incurred recurring operating losses, a deficit in working capital, and has an accumulated deficit. As discussed in Note 18, the Company was a defendant in a class action lawsuit filed by certain shareholders of the Company, which was settled in favor of such shareholders. The effect of such recurring operating losses and the litigation has been to render the Company unable to trade on the open market and to deny the Company access to competitive borrowing facilities. Due to the lack of competitive borrowing and access to equity markets for the reasons noted, the Company has had to rely on loans with unfavorable interest rates, loans from related parties, and new sales to fund operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Management is attempting to obtain profitable operations through increased sales. This is in part dependent upon the Company's ability to pay the lawsuit settlement as discussed in Note 18. This will permit management to focus its time, attention and financial resources properly on operational considerations.

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

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

1.     Summary of Business and Significant Accounting Policies Continued

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

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued


1.   Summary of Business and Significant Accounting Policies Continued

During the years ended April 30, 1997 and 1996, the Company wrote off approximately $1,233,000 and $100,000, respectively, of the capitalized software development costs related to its net realizable value.

Investment in Partnership
The Company owns a fifty percent interest in a partnership (Trucksafe Learning Center (TLC)) formed to provide training for truck drivers. The Company accounts for the investment using the equity method, which, due to continued net operating losses, resulted in no investment in TLC as of April 30, 1997. The terms of the agreement also limit the Company's obligation to fund losses so no obligation exists beyond the amount invested in the partnership.

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

Income Taxes
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

1.   Summary of Business and Significant Accounting Policies Continued

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

Reclassifications
Certain accounts in the 1996 financial statements have been reclassified to conform with the current year.

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued


2.   Detail of Certain Balance Sheet Accounts

Accounts receivable:
    Trade receivables                            $    308,000
    Less allowance for doubtful accounts              (80,000)
                                                 -------------
                                                 $    228,000
                                                 =============



Inventories:
    Parts and supplies                           $     64,000
    Work-in-process                                    65,000
    Finished goods                                    386,000
                                                 -------------
                                                 $    515,000
                                                 =============


Accrued expenses:
    Accrued expenses                             $    500,000
    Deferred revenue                                  159,000
    Accrued lawsuit settlement (see Note 18)        1,000,000
                                                 -------------
                                                 $  1,659,000
                                                 =============

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued


3.   Costs and Estimated Earnings on Uncompleted Contracts

Information relative to uncompleted contracts is as follows:


Costs incurred on uncompleted contracts          $  1,116,000
Estimated earnings                                  1,070,000
                                                 -------------

                                                    2,186,000
Less billings to date                              (2,453,000)
                                                 -------------

    Total                                        $   (267,000)
                                                 =============

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of
  billings on uncompleted contracts              $        -

Billings in excess of costs and estimated
  earnings on uncompleted contracts                  (267,000)
                                                 -------------
                                                 $   (267,000)
                                                 =============

4.   Related Party Transactions

At April 30, 1997, the Company included approximately $90,000 of advances and commissions payable to a shareholder/officer and employees, and $70,000 of accrued stock compensation to employees in accrued expenses.

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

5.   Note Receivable

The Company has entered into a partnership agreement with a Canadian corporation in order to provide simulator training to the Canadian trucking industry (see Note 7). During 1995, Trucksafe Learning Center (TLC), the partnership, purchased a 50% interest in a simulator from Digitran. The purchase price of the interest in the simulator consisted of cash of $50,000 and a note receivable of $550,000. The note is payable in monthly installments of $10,000 plus interest. As of April 30, 1997, such payments are not being made by the Canadian corporation, therefore, the Company has allowed for the portion of the note which is considered to be unrecoverable. As of April 30, 1997, the note had a balance of $400,000 of which $250,000 is not considered recoverable.


6.   Property, Plant and Equipment

Property, plant and equipment consists of the following:

Buildings and improvements                       $    765,000
Computer equipment                                    402,000
Office equipment and fixtures                          84,000
Vehicles                                              107,000
Land                                                   15,000
                                                 -------------

                                                    1,373,000

Less accumulated depreciation and amortization       (536,000)
                                                 -------------

                                                 $    837,000
                                                 =============

7.   Investment in Partnership

The Company has a partnership agreement with a Canadian corporation, Trucksafe, Inc. (TSI). This corporation consists of two Canadian trucking companies, Westcan and Economy Carriers. The partnership agreement creates a truck training center, Trucksafe Learning Center (TLC), in Canada. The Company contributed 50% of the agreed value of one "Trucksafe 1000" truck simulation system for a one-half interest in the training center entitling the Company to receive one-half of all profits from the training center and no responsibility to fund losses or cash calls. The Canadian partner purchased a one-half interest in TLC through $600,000 of consideration. TLC then purchased the other 50% interest in the simulation system for $600,000.

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

Summarized unaudited financial information for TLC is as follows:

                                               Years Ended
                                                April 30,
                                             1997       1996
                                        ----------------------
Total assets                            $  828,000 $1,015,000
Total liabilities                          737,000    675,000
                                        ----------------------
Net equity                              $   91,000 $  340,000
                                        ======================

Revenues                                $  668,000 $  275,000
Net loss                                $ (319,000)$ (480,000)
                                        ======================
Company equity in loss from
  partnership                           $  (47,000)$ (133,000)
                                        ======================

The difference between the Company's share of the net assets of the partnership and its recorded investment is attributed to the cost of the simulator and is being amortized over its estimated useful life.

8.   Notes Payable

Notes payable at April 30, 1997 are comprised of the following:


Note payable to a stockholder with
interest due monthly at a rate of 15%,
due on demand, secured by a building               $   402,000

Note payable to a stockholder with
interest due monthly at a rate of 15%,
due on demand, secured by receivables                  160,000

Note payable to a financial institution
due with interest at a rate of 2% per
month, on demand, secured by receivables               100,000

Note payable to a financial institution
with interest at a rate of 2% per
month, due on demand, secured by receivables            45,000

Note payable to a financial institution
with interest at a rate of 18%, due on
demand, secured by receivables                          10,000
                                                   ------------

                                                   $   717,000
                                                   ============

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

9.   Long-Term Debt

Long-term debt at April 30, 1997 is comprised of the following:


Unsecured note payable to an individual
with interest at 12% due monthly and
monthly principal installments of
$25,000 beginning January 1998                     $   250,000

Note payable to an individual in
monthly installments of $1,750,
including interest at 8.5%, secured by
a building                                             195,000

Note payable to a bank with interest
due monthly, at a rate of prime plus
2.5% (11% at April 30, 1997) and
principal of $5,000 due June 17 and
December 17 of each year and principal
of $1,500 due March 17 and September 17
of each year, secured by a building                    140,000

Note payable to a bank in monthly
installments of $1,362, including
interest at 10.5%, secured by a building               110,000

Note payable to a bank in monthly
installments of $10,000, including
interest at prime plus 2% (10.50% at
April 30, 1997), secured by inventory
and a note receivable                                  69,000

Note payable to a bank in monthly
installments of $3,737, including
interest at prime plus 2% (10.50% at
April 30, 1997), secured by accounts
receivable, equipment, and inventory                   61,000

Unsecured note payable to a financial
institution in monthly installments of
$2,100, including interest at 12%                      60,000

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

9.   Long-Term Debt Continued

Note payable to a vendor in monthly
installments of $7,540, including
interest a prime plus 2% (10.50% at
April 30, 1997), secured by equipment                  53,000

Unsecured note payable to a
professional corporation for services
provided, due with interest at 10%,
January 1999                                           50,000

Note payable to a financial institution
in monthly installments of $523,
including interest at 9.25%,  secured
by a vehicle                                            4,000

Unsecured note payable to an individual
in monthly installments of $400,
including interest at 8%                                4,000

Unsecured note payable to an individual
in monthly installments of $525
including interest at 12%, due on demand                1,000
                                                   -----------

                                                      997,000

Less current portion                                 (241,000)
                                                   -----------

Long-term debt                                     $  756,000
                                                   ===========

9.   Long-Term Debt Continued

Future maturities of long-term debt are as follows:

    Year Ending                                       Amount
                                                   -----------
        1998                                       $  241,000
        1999                                          206,000
        2000                                          248,000
        2001                                          210,000
        2002                                            7,000
    Thereafter                                         85,000
                                                   -----------
                                                   $  997,000
                                                   ===========

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

10.  Capital Stock

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

The Series 1 Class A 8 percent Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of April 30, 1997, there were 358,795 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8 percent per annum on the stated value of the stock, designated at $7 per share. Dividends are payable annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears for 1997 and 1996 of approximately $804,000 and $626,000, respectively, or $2.24 and $1.68 per share, respectively. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.


11.  Income Taxes

The income tax benefit differs from the amount computed at federal statutory rates as follows:

                                              Years Ended
                                                April 30,
                                            1997       1996
                                       -----------------------
Income tax benefit at statutory rate   $ 1,959,000 $  566,000
Change in valuation allowance           (1,800,000)  (555,000)
Stock warrants granted                     (57,000)       -
Life insurance and meals                   (21,000)   (11,000)
Other                                      (81,000)       -
                                       -----------------------
                                       $       -   $      -
                                       =======================

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

11.  Income Taxes Continued

Deferred tax assets (liabilities) at April 30, 1997 are comprised of the following:

Net operating loss carryforward                  $  2,930,000
Depreciation                                           (3,000)
Accrued commission                                      2,000
Accrued bonuses                                        58,000
Allowance for bad debts                               112,000
Donation carryforward                                   8,000
                                                 -------------
                                                    3,107,000

Valuation allowance                                (3,107,000)
                                                 -------------

                                                 $        -
                                                 =============

At April 30, 1997, the Company has a net operating loss carryforward available to offset future taxable income of approximately $8,600,000, which will begin to expire in 2008. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized.


12.  Inventory and Software Development Write-Down

During 1997 and 1996, the Company evaluated the recoverability of costs associated with certain inventories and software development costs and determined the net realizable value was less than the recorded cost, consequently, the following adjustments were recorded:

                                            1997       1996
                                       -----------------------
Inventory                              $ 1,110,000 $  285,000
Software development costs               1,233,000        -
                                       -----------------------
                                       $ 2,343,000 $  285,000
                                       =======================

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

13.         Supplemental Cash Flow Information

During the year ended April 30, 1997, the Company converted 12,900 shares of preferred stock to 25,800 shares of common stock in accordance with the preferred stock conversion feature.

During the year ended April 30, 1996:

> The Company acquired equipment in exchange for long-term debt of $151,000.

> The Company reduced certain accounts payable and long-term debt in the amount of $360,000 in exchange for common stock.

> The Company reduced related party receivable by $133,000, accounts payable by $103,000, and its notes payable by $30,000, due to the related party satisfying certain accounts payable and notes payable with issuance of personal stock in lieu of repayment to the Company.

> The Company increased related party receivable and accounts payable by $18,000 due to the reversal of a prior transaction.

> The Company reduced certain accounts payable in the amount of $9,000 in exchange for a vehicle.

> The Company converted 86,155 shares of preferred stock to 258,500 shares of common stock in accordance with the preferred stock conversion feature and the litigation settlement agreement (see Note 18).

                                              Years Ended
                                                April 30,
                                            1997       1996
                                       -----------------------

Interest                                $  241,000 $  211,000
                                        ======================

Income taxes                            $      -   $      -
                                        ======================

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

14.         Major Customers and Export Sales

Sales to major customers which exceeded 10 percent of net sales are as follows:
                                              Years Ended
                                                April 30,
                                            1997       1996
                                       -----------------------
Company A                               $  972,000 $      -
Company B                                  675,000        -
Company C                                  299,000        -
Company D                                      -    1,110,000
Company E                                      -      911,000
Company F                                      -      398,000

Export sales to unaffiliated customers were as follows:

                                              Years Ended
                                                April 30,
                                            1997       1996
                                       -----------------------
Region
North America (excluding the U.S.)      $  324,000 $1,402,000
Asia                                       972,000  1,235,000
South America                                  -      332,000
Australia                                  227,000    227,000
Europe                                         -      106,000
                                       -----------------------
                                        $1,523,000 $3,302,000
                                       =======================

15.         Stock Options

Information regarding the Company's stock options are summarized below:

                                         Number of  Option Price
                                          Options     Per Share
                                       ----------------------------
Outstanding at April 30, 1996            1,255,000  $ .05 - 1.25, *
Granted                                    335,000  $1.00 - 1.50
Expired                                   (200,000) $ .50 - 2.00
                                       ----------------------------
Outstanding at April 30, 1997            1,390,000  $ .50 - 1.50,*
                                       ============================

Options exercisable at April 30, 1997 and 1996 are 1,390,000 and 1,185,000, respectively.

* Some option prices are based on the stock trading price. At April 30, 1997 and 1996, the Company's stock was not trading and, therefore, this amount could not be determined.

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued

16.         Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                              Years Ended
                                                April 30,
                                            1997       1996
                                       -------------------------

Net loss applicable to common stock-
  as reported                          $(5,971,000) $(1,872,000)
Net loss applicable to common stock-
  pro forma                            $(6,010,000) $(1,911,000)
Loss per share - as reported           $      (.56) $      (.19)
Loss per share - pro forma             $      (.56) $      (.20)
                                       ==========================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                April 30,
                                            1997       1996
                                       -----------------------

Expected dividend yield                 $      -   $      -
Expected stock price volatility             39.85% $      -
Risk-free interest rate                       4.5%       4.5%
Expected life of options                        -    3-5 years
                                       =======================

The weighted average fair value of options granted during 1997 and 1996 are $-0- and $1.00, respectively.

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued
16.         Stock-Based Compensation

The following table summarizes information about fixed stock options outstanding at April 30, 1997

                        Options Outstanding                Options Exercisable

                                                    Weighted
                                          Number     Average             Number
                         Range of       Outstand-   Remaining Weighted  Exercis-  Weighted
                         Exercise         ing at       Life    Average   able at   Average
                          Prices          4/30/97    (Years)   Price     4/31/97    Price
                        -------------------------------------------------------------------
                        $         0.00     50,000     3.75   $  0.00     50,000    $  0.00
                                  0.50    100,000     1.00      0.50    100,000       0.50
                                  1.00    905,000     2.99      1.00    905,000       1.00
                          1.25 to 1.50    325,000     1.23      1.46    325,000       1.46
                                  2.00     10,000     0.42      2.00     10,000       2.00
                        -------------------------------------------------------------------
                        $ .002 to 2.00  1,390,000     2.45  $   1.04  1,390,000       1.04
                        ===================================================================

17.         Fair Value of Financial Instruments

All financial instruments are held for purposes other than trading. The Company estimates that the fair value of all financial instruments at April 30, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

18.         Shareholder Litigation

The Company was a Defendant in a class action lawsuit filed by certain stockholders of the Company alleging that the company published or released false or misleading information relating to the recognition of revenue on certain contracts and improperly capitalizing certain simulator development costs. Following a trial, which commenced on September 30, 1996, the Company was found to be twenty-five (25%) percent liable to the Class Members in the lawsuit. In addition, the Company's subsidiary, Digitran, Inc., was also found liable for twenty-five (25%) percent of the damages, and the Company's former President, Donald G. Gallent, was found to be fifty (50%) percent liable, and a Judgement was rendered at the time in the amount of $13,000,000,

                                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements
                                                                    Continued


which judgement was rendered in total against all three defendants, without attribution of pro rata fault. The Company reached a court approved Settlement Agreement with Class Counsel as of July 15, 1997. The Settlement Agreement calls for Digitran to pay the sum of $600,000 within forty-five days of the date of the preliminary district court approval by the United States District Court for the District of Utah, and two additional payments of $200,000 each. The first installment payment of $200,000 will be due six months after preliminary approval of the Settlement, and the second and final payment of $200,000 will be due within 12 months from the date of the preliminary approval of the Settlement by the court. The Company paid the initial payment of $600,000 within the due date called for in the settlement agreement. All other parties to the action have dismissed their claims and there will be no appeal by any party to the Company's knowledge at this time. Based on this settlement agreement, as of April 30, 1997, the Company has included $1,000,000 in accrued expenses.

19.         Bankruptcy

The Company filed bankruptcy under the provisions of Chapter 11 on September 27, 1996. The action was a precautionary measure in view of the pending class action lawsuit filed by certain shareholders as discussed more thoroughly in
Note 18. The lawsuit was settled in July 1997, and the U.S. Bankruptcy Court dismissed the action in bankruptcy on August 8, 1997. The Company is no longer in bankruptcy.


20.         Commitments and Contingencies

The Company has been named as a defendant in a lawsuit filed by a former employee of the Company alleging breach of contract. In addition, subsequent to April 30, 1997, certain other former employees have threatened action against the Company alleging breach of contract. Based on information currently available, the damages from such litigation, if any, which could be incurred by the Company is uncertain. Consequently, no accrual has been made in the financial statements for possible losses related to these cases.

In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. Management believes that the amount, if any, that may result from these claims, will not have a material adverse affect on the financial statements.