Form 10QSB
period 1997-07-31
DIGITRAN SYSTEMS INC /DE
filed 1998-01-15
CIK 876134

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           _____________________

                                FORM 10-QSB
                           _____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                    For the quarter ended July 31, 1997

                                    OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                           _____________________

For the Transition Period from                         to
Commission File Number 1-11034

                      DIGITRAN SYSTEMS, INCORPORATED
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Delaware                       72-0861671
     -------------------------------       ----------------
     (State of other jurisdiction of       (I.R.S. employer
     incorporation or organization)        identification No.)

          2176 North Main,  North Logan,  UT 84341-1739
          ---------------------------------------------
       (Address of principal executive offices and zip code)

                           (435) 752-9067
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

                            Not applicable
        -----------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X    No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                 Outstanding at July 31, 1997
 ----------------------------              -----------------------------
 Common stock, $.01 par value                         8,945,869
 Class B Common stock, $.01 par value                 2,000,000

 Transitional Small Business Disclosure Format (Check one)

                     Yes       No     X

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES



                             TABLE OF CONTENTS



                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
           as of July 31, 1997                                           1

          Unaudited Condensed Consolidated Statements of Operations,
            for the three month periods ended July 31, 1997 and 1996     2

          Unaudited Condensed Consolidated Statements of Cash Flows,
            for the three month periods ended July 31, 1997 and 1996     3

          Notes to Unaudited Condensed Consolidated Interim Financial
            Statements                                                   4

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7


PART II. OTHER INFORMATION                                               9

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION
-----------------------------

     ITEM 1      FINANCIAL STATEMENTS
     --------------------------------

     DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEET
                      (Unaudited)

                    July 31,  1997

                          ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $     66,000
     Accounts receivable                                      406,000
     Inventories                                              279,000
     Costs and Earnings in Excess of Billings on
       uncompleted contracts                                  135,000
     Prepaid Expenses                                          11,000
                                                         -------------
         Total Current Assets                                 897,000

Long Term Note Receivable                                     150,000
Property, Plant, and Equipment  (Net)                         816,000
                                                         -------------

                                                         $  1,863,000
                                                         =============
         LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses               $  2,867,000
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                        1,000
     Notes payable                                          1,077,000
     Current portion of long-term debt                        226,000
                                                         -------------
         Total current liabilities                          4,171,000

Long-term Debt                                                749,000
                                                         -------------
Commitments and Contingencies                                     -

Shareholders' Deficit
     Preferred Stock                                            4,000
     Common Stock                                              89,000
     Class B Common Stock                                      20,000
     Additional Paid-in Capital                             6,470,000
     Retained Earnings  (Deficit)                          (9,640,000)
                                                         -------------
         Total Shareholder's Deficit                       (3,057,000)
                                                         -------------

                                                         $  1,863,000
                                                         =============

The accompanying notes are an integral part of these financial statements.

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                              Three Months Ended July 31,
                                                   1997        1996
                                              ------------------------
NET SALES                                     $   818,000 $   390,000

COST OF GOODS SOLD                                475,000     553,000
                                              ------------------------
GROSS PROFIT or (LOSS)                            343,000    (163,000)

EXPENSES
     Depreciation and Amortization                 25,000     197,000
     Selling, general and administrative
       expenses                                   400,000     340,000
                                              ------------------------
OPERATING INCOME                                  (82,000)   (700,000)

OTHER INCOME  (EXPENSE)
    Interest                                      (81,000)    (23,000)
    Equity in loss from joint venture                 -       (29,000)
    Litigation Settlement Cost & Inventory
      Write Down                                 (142,000)        -
    Other                                          11,000         -
                                              ------------------------
INCOME  (LOSS)  BEFORE INCOME TAXES              (294,000)   (752,000)

INCOME TAXES                                          -           -

NET  INCOME  (LOSS)                           $  (294,000)$  (752,000)
                                              ========================
LESS CURRENT UNPAID DIVIDENDS ON PREFERRED
  STOCK                                               -           -

NET LOSS APPLICABLE TO COMMON SHARES          $  (294,000)$  (752,000)
                                              ========================

LOSS APPLICABLE TO COMMON STOCK               $     (0.03)$     (0.07)
                                              ========================
WEIGHTED AVERAGE COMMON STOCK AND
    COMMON STOCK EQUIVALENTS OUTSTANDING       10,784,000  10,282,000
                                              ========================


 The accompanying notes are an integral part of these financial statements

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                         For the Three Months Ended July 31,
                                                   1997        1996
                                              ------------------------
Cash Flows From Operating Activities
    Net Loss                                  $  (294,000)$  (752,000)

    Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
        Depreciation and Amortization              25,000     197,000
        Loss in equity in joint venture               -        29,000
        Issuance of common stock for services
                and litigation settlement         163,000         -
        (Increase) Decrease in:
                  Accounts Receivable            (178,000)        -
                  Inventory                       236,000      12,000
                  Costs & Earning in excess
                    bill                         (135,000)    121,000
                  Other current assets                -       166,000
        Increase (Decrease)in:
                  Accounts Payable and other
                       current liabilities        142,000     125,000
                  Billings in excess of costs    (266,000)        -
                                              ------------------------
                Net Cash Used in Operating
                  Activities                     (307,000)   (102,000)

Cash Flows From Investing Activities:
    Purchase of property and equipment             (4,000)     (4,000)
    Increase in capitalized simulator costs           -       (72,000)
                                              ------------------------
              Net Cash Used in Investing
                Activities                         (4,000)    (76,000)

Cash Flows From Financing Activities
    Proceeds from short term borrowing            392,000     405,000
    Payments on short term borrowing              (32,000)   (175,000)
    Proceeds from long term borrowing                           6,000
    Payments on long term debt                    (22,000)    (99,000)
                                              ------------------------
              Net Cash Provided by Financing
                Activities                        338,000     137,000

Net Increase (Decrease) in Cash                    27,000     (41,000)

Cash Beginning of Period                           39,000      72,000
                                              ------------------------
Cash End of Period                            $    66,000 $    31,000
                                              ========================
  The accompanying notes are an integral part of these financial statements

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 31, 1997, results of operations and cash flows at July 31, 1997 and 1996 and for the three month periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1996 audited financial statements. The results of operations for the periods ended July 31, 1997 and 1996 are not necessarily indicative of the operating results for the respective full years.

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


NOTE 2 - COMMITMENTS AND CONTINGENCIES

  Shareholder Litigation

  On April 1, 1993, the Securities and Exchange Commission initiated an investigation of the company. This in turn precipitated litigation by
  certain shareholders.   The full and complete details of these actions
  have been previously reported in prior 10-KSB and 10-QSB filings.   As
  of July 15, 1997, all actions had been resolved and cash settlement
  offer was approved by the court.   The cash settlement to the
  shareholders is in the amount of $1,000,000 payable in installments of $300,000 due August 1997, $300,000 due September 1997, $200,000 due
  January 1998, and $200,000 due July 1998.   As of the date of this
  filing the company had paid the first two installments and fully expects to meet the last two installments.

  In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. In the opinion of management the ultimate resolution of these matters will not have a material adverse impact upon the Company, its business or property.

  Going Concern

  The accompanying financial statements have been presented on a going concern basis which contemplates the realization of assets and the
  satisfaction of liabilities in the normal course of business.   The
  Company has incurred recurring operating losses, has a deficit in working capital, and has an accumulated earnings deficit.

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

  The Company has been unable to resume trading and has been denied access to its traditional lines of credit. However, the Company has been able to obtain short term borrowings and lines of credit from related parties, a local government agency, and a financial institution which have been backed by certain Company receivables.

  The Company's continued existence is dependent upon its ability to focus on operational considerations in order to maintain the growth in sales opportunities and continue bringing to fruition a number of the sales proposals currently outstanding to potential customers. Management plans to continue focusing its time, attention and financial resources on operational considerations.

  In August 1997, the Company initiated a $3,000,000 private offering of
  its common stock.   The offering consists of 1,500,000 units, each of
  which consists of two shares of common stock and one warrant entitling the holder to acquire one additional share of common stock for $1.50 on
  or before February 28, 1999.    Each unit sells for $2.00 cash.
  Certain broker-dealers will be entitled to a commission of 10% to 13%.

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

  In cases for which shipments are made on open accounts, the Company retains title or ownership claims to the equipment shipped by terms of its contracts or agreements until significant payment has been secured.


NOTE 4 - INVENTORIES

  Inventories of $1,023,000 as reported for the previous year (July 31,
  1966) were reduced over the twelve month period to $279,000.    The
  reduction can be accounted for by sale of an older simulator and by a modification in the method of valuation of stock manufacturing parts. Only such parts as can be reasonably expected to be used in future
  assembly were included.   Parts that had even the appearance of
  obsolescence were eliminated.

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

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

  The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of July 31, 1997 there were 358,795 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-
  annually on September 15 and March 15.    The Company paid dividends of
  $27,362 for September 15, 1992 and $136,682 for March 15, 1993.  No
  dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $804,000. The future payment of dividends on the Preferred Stock is dependent on cash flow from operations and potential reduction in dividend liability through conversion of preferred shares for common shares. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

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

  The Company has substantially reduced the inventory levels in the past year and thus will need to rely almost exclusively on proceeds from sales to finance the cost of those sales. The ability of management to obtain favorable terms with customers which will facilitate the payment of the materials for the simulators during the construction phase will be important in cash utilization.

  Accounts payable increased by approximately $142,000 during the first quarter of 1997. This increase is attributable in part to the negative cash flow from operations and to an agreement with a major supplier who has agreed to provide costly key components on an installment payment basis.

  The Company currently has no material commitments for capital expenditures.

  Cash used by operations for the three months ended July 31, 1997 was approximately $307,000 as compared to $102,000 during the same quarter last year. The increase over the last year is attributable primarily to the timing of cash invested in sales contracts construction cost relative
  to collections thereon.   Net borrowings for the current quarter decreased
  nominally from that of the same quarter last year but a comparable reduction in payments on debt of $220,000 resulted in an increase of $201,000 in cash provided by financing activities.


  Results of Operations

  Quarter ended July 31, 1997 vs. quarter ended July 31, 1996

  Net sales increased by approximately $428,000 (over 100%) for the current quarter over the same period last year. Due to the nature of the Company's product and market, and because a relatively small number of large individual sales comprise the majority of the Company's revenues, results of operations for any one quarter may vary significantly from other quarters based on even a small change in the number of units sold in any given quarter.

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

  Gross profits as a percentage of net sales increased from a negative 77% last year to a positive 42% this year. The absence of amortization of capitalized software and depreciation of demonstration units accounts for a significant portion of the reduction in the cost of goods sold ratio.
  Also due to the fact that margins inherent in contracts may vary from customer to customer and as recognition of revenue on significant contracts varies from period to period, variations of several percentage points between periods can be expected.

  Selling, general and administrative expenses increased 18% ($60,000) over last year. The increase was due in large part to concerted efforts on management's part to focus more attention on the marketing and sales.
  The majority of the remaining selling, general and administrative expenses stayed at a relatively stable level for the first quarter 1997 compared to first quarter 1996.

  Interest expense increased by $58,000 even though interest bearing debt increased only $37,000 for quarter ended July 31, 1997 from that of the
  quarter ended July 31, 1996.   The increase is obviously due to unfavorable
  increases in interest rates, primarily through utilization of a quasi-government lending agency lending against sales contracts at an interest rate of 24% per annum.

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


  Management's Plans for Near Term Operations

  In late June 1997 the company significantly reduced managerial and other staff for reasons associated with cash flow and personal contribution. Some replacements have been made but the company continues to operate at
  bare bone minimum.   At the same time the company has expended funds on
  managerial consultants and technical consultants.    This effort is
  expected to result in more efficient operations and a significantly
  improved product line.   Management believes its product lines continue to
  be the state of the art in the industry.   It plans to maintain this
  advantage.

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     See "Note 2 - Commitments and Contingencies, Shareholder Litigation".


ITEM 2 Changes in Securities

     250,000 shares of common stock were issued as part of the settlement
with the intervening shareholders.    75,000 shares of common stock were
issued to a consultant in exchange for services.


ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. No preferred stock dividends have been paid since September 15, 1993 resulting in aggregate dividends in arrears of $804,000.


ITEM 4 Submission of Matters to a Vote of Security Holders

     None


ITEM 5 Other

     None

ITEM 6 Exhibits and Reports on Form 8-K



(a)       Exhibits:  Part I

                                                         Sequential
          S-B Reference       Description                Page Number
          -------------       ------------------------   -----------

                11            Statement Re Computation
                               of Per Share Earnings




(b)       Reports on Form 8-K:  None

                                   SIGNATURES



   In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                 Digitran Systems, Incorporated
                                 ------------------------------
                                           Registrant



Dated  Jan. 12 , 1998            By: /s/  Loretta Trevers
                                     --------------------------
                                     By: Loretta Trevers
                                     (President, Chairman & Chief Executive
                                      Officer)


Dated  Jan. 10 , 1998            By: /s/  Rod F. McLeod
                                     --------------------------
                                     By:  Rod F. McLeod
                                     (Chief Financial Officer)