Form 10QSB
period 1997-10-31
DIGITRAN SYSTEMS INC /DE
filed 1998-02-05
CIK 876134

DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      _____________________
                           FORM 10-QSB
                      _____________________

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended October 31, 1997

                               OR

 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                      _____________________

For the Transition Period from                         to
Commission File Number 1-11034

                 DIGITRAN SYSTEMS, INCORPORATED
     (Exact name of registrant as specified in its charter)

          Delaware                           72-0861671
     (State of other jurisdiction of       (IRS employer
     incorporation or organization)        identification No.)

       2176 North Main,  North Logan,  UT 84341-1739
      (Address of principal executive offices and zip code)

                       (435) 752-9067
      (Registrant's telephone number, including area code)

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
                     Yes  X    No ___ .

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at October 31, 1997
 ------------------------------------   -------------------------------
 Common stock, $.01 par value                     9,912,663
 Class B Common stock, $.01 par value             2,000,000

 Transitional Small Business Disclosure Format (Check one)

                     Yes ___   No   X

                        TABLE OF CONTENTS



                                                                      PAGE

PART I. FINANCIAL INFORMATION


  Item 1. Financial Statements


          Unaudited Condensed Consolidated Balance Sheet                1
           as of October 31, 1997


          Unaudited Condensed Consolidated Statements of                2
           Operations, for the three and six month periods ended October 31, 1997 and 1996


          Unaudited Condensed Consolidated Statements of                3
           Cash Flows, for the three and six month periods ended October 31, 1997 and 1996


          Notes to Unaudited Condensed Consolidated Interim             4
           Financial Statements


  Item 2. Management's Discussion and Analysis of Financial             7
            Condition and Results of Operations


PART II. OTHER INFORMATION                                              9

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
                 CONDENSED CONSOLIDATED BALANCE SHEET

                              (Unaudited)
                           October 31, 1997
                                ASSETS

Current assets
         Cash                                      $      12,000
         Accounts receivable                             347,000
         Inventories                                     264,000
         Costs and earnings in excess of billings        389,000
         Prepaid Expenses                                  6,000
                                                   --------------
            Total Current Assets                   $   1,018,000

Long term note receivable                          $     150,000
Property, plant and equipment, net                       791,000
                                                   --------------
            Total Assets                           $   1,959,000
                                                   ==============

               LIABILITIES AND STOCKHOLDERS EQUITY


Current liabilities
         Accounts payable and accrued expenses     $   2,102,000
         Notes payable                                 1,537,000
         Current portion of long-term debt               184,000
                                                   --------------
            Total current liabilities              $   3,823,000

Long-term Debt                                     $     749,000
                                                   --------------
Commitments and Contingencies                                -

Shareholder's Deficit
         Preferred stock                           $       3,000
         Common stock                                     99,000
         Class B Common stock                             20,000
         Additional Paid-in Capital                    7,094,000
         Accumulated Deficit                          (9,829,000)
                                                   --------------
            Total Shareholder's Deficit            $  (2,613,000)

            Total Liabilities and Shareholder's
              Deficit                              $   1,959,000
                                                   ==============

 The accompanying Notes are an integral part of these financial statements

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

                 DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                Three months Ended       Six months Ended
                                    October 31,              October 31,
                                 1997         1996        1997        1996
                              ---------------------- ------------------------
REVENUES                      $ 817,000  $ 1,190,000 $ 1,635,000 $ 1,580,000

COST OF GOODS                   453,000      684,000     928,000   1,237,000
                              ---------------------- ------------------------
GROSS PROFIT                    364,000      506,000     707,000     343,000

EXPENSES
  Depreciation and
    Amortization                 25,000      328,000      50,000     525,000
  Selling, general and
   administrative expenses      346,000      268,000     746,000     609,000

OPERATING LOSS                   (7,000)     (90,000)    (89,000)   (791,000)

OTHER INCOME  (EXPENSE)
  Interest                      (96,000)     (91,000)   (177,000)   (113,000)
  Equity in loss from joint
    venture                                  (18,000)                (47,000)
  Expense of stock issued for
    services and Litigation
    Settlement                 (105,000)                (268,000)
  Gain on litigation
    settlement and other         41,000                   52,000
                              ---------------------- ------------------------
LOSS BEFORE INCOME TAXES       (167,000)    (199,000)   (482,000)   (951,000)

INCOME TAXES                        -            -           -           -
                              ---------------------- ------------------------
NET LOSS                      $(167,000)  $ (199,000) $ (482,000) $ (951,000)

LESS CURRENT UNPAID DIVIDENDS
   on PREFERRED STOCK
                              ---------------------- ------------------------
NET LOSS APPLICABLE TO
   COMMON SHARES              $(167,000)  $ (199,000) $ (482,000) $ (951,000)
                              ====================== ========================

LOSS APPLICABLE TO COMMON
   STOCK                      $   (0.02)  $    (0.02) $    (0.05) $    (0.09)
                              ====================== ========================
WEIGHTED AVERAGE COMMON STOCK
  AND COMMON STOCK
  EQUIVALENTS OUTSTANDING    11,104,000   10,282,000  11,104,000  10,282,000
                             ======================= ========================

  The accompanying Notes are an integral part of these financial statements

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                 DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                       For the Six Months Ended
                                                              October 31,
                                                           1997         1996
                                                     --------------------------
Cash Flows From Operating Activities
   Net Loss                                          $  (482,000)  $  (951,000)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and Amortization                      50,000       525,000
       Loss in equity in joint venture                                  47,000
       Issuance of common stock for services and
         litigation settlement                           268,000           -
       Gain on litigation settlements                    (52,000)          -
       (Increase) Decrease in:
         Accounts receivable                            (119,000)      131,000
         Inventory                                       251,000       536,000
         Costs and earnings in excess of billings       (389,000)       66,000
         Other current assets                              5,000           -
        Increase (Decrease) in:
         Accounts Payable and other current
           liabilities                                  (552,000)       26,000
         Billings in excess of costs                    (267,000)      215,000
                                                     --------------------------
         Net Cash (Used in) provided by Operating
           Activities                                 (1,287,000)      595,000

Cash Flows Used in Investing Activities

   Purchase of Property, plant & equipment                (4,000)      (20,000)
   Increase in capitalized simulator costs                   -        (144,000)
   Purchase of truck demo unit                               -        (502,000)
                                                     --------------------------
         Net Cash used in Investing Activities            (4,000)     (666,000)

Cash Flows from Financing Activities
   Proceeds from short term borrowing                    932,000         6,000
   Payments on short term borrowing                     (115,000)     (219,000)
   Proceeds from long term borrowing                         -         640,000
   Payments on long term borrowing                       (78,000)     (325,000)
   Issuance of Common Stock                              525,000           -
   Conversion of Preferred Stock
                                                     --------------------------
         Net Cash Provided by Financing Activities     1,264,000       102,000

Net Increase (Decrease) in Cash                          (27,000)       31,000

Cash at Beginning of Period                               39,000        72,000
                                                     --------------------------
Cash at End of Period                                $    12,000   $   103,000
                                                     ==========================

  The accompanying Notes are an integral part of these financial statements

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  Digitran Systems, Incorporated (the "Registrant") files herewith unaudited condensed balance sheets of the Registrant as of October 31, 1997, unaudited condensed statements of operations for the three months and six months ended October 31, 1997 and 1996 and unaudited condensed statements of cash flows for the six months ended October 31, 1997 and 1996 together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1997 audited financial statements. The results of operations for the periods ended October 31, 1997 and 1996 are not necessarily indicative of the operating results for the respective full years.

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


NOTE 2 - COMMITMENTS AND CONTINGENCIES


  Shareholder Litigation

  On April 1, 1993, the Securities and Exchange Commission initiated an investigation of the company. This in turn precipitated litigation by
  certain shareholders.   The full and complete details of these actions
  have been previously reported in prior 10-KSB and 10-QSB filings.   As
  of July 15, 1997, all actions had been resolved and cash settlement
  offer was approved by the court.   The cash settlement to the
  shareholders is in the amount of $1,000,000 payable in installments of $300,000 due August 1997, $300,000 due September 1997, $200,000 due
  January 1998, and $200,000 due July 1998.   As of the date of this
  filing the company had paid the first three installments and fully expects to meet the last installment.

  In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. In the opinion of management the ultimate resolution of these matters will not have a material adverse impact upon the Company, its business or property.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

  Going Concern

  The accompanying financial statements have been presented on a going concern basis which contemplates the realization of assets and the
  satisfaction of liabilities in the normal course of business.   The
  Company has incurred recurring operating losses, has a deficit in working capital, and has an accumulated earnings deficit.

  The Company has been unable to resume trading and has been denied access to its traditional lines of credit. However, the Company has been able to obtain short term borrowings and lines of credit from related parties, a local government agency, and a financial institution which have been backed by certain Company receivables and contracts.

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


NOTE 4 - CAPITAL STOCK

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

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

  Class B common may not receive a dividend until an annual dividend of at least $.05 is paid on the common stock. Holders of Class B common have preemptive rights with respect to the Class B common stock and may convert each share of Class B common into one share of the common stock at any time. Holders of Class B common are entitled to one vote per share held.



  The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of October 31, 1997 there were 263,137 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share,
  payable semi-annually on September 15 and March 15.    The Company paid
  dividends of $27,362 for September 15, 1992 and $136,682 for March 15, 1993. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $663,000. The future payment of dividends on the Preferred Stock is dependent on cash flow from operations and potential reduction in dividend liability through conversion of preferred shares for common shares. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Liquidity and Capital Resources

  The Company relied almost exclusively on proceeds from sales and short term borrowings on sales contracts for operating capital during the first and second quarter of 1997. The Company continued to be without access to traditional lines of credit with the Company's bank; however, as of October 31, 1997, the Company was able to raise $525,000 through a Private Offering Memorandum.

  The Company has substantially reduced the inventory levels in the past year and thus will need to rely almost exclusively on proceeds from sales to finance the cost of those sales. The ability of management to obtain favorable terms with customers which will facilitate the payment of the materials for the simulators during the construction phase will be important in cash utilization.

  Accounts payable decreased by approximately $552,000 during the first two quarters of 1997. This decrease is reflective of management's focus on reducing its debt and restoring strength to the Company's balance sheet.

  The Company currently has no material commitments for capital expenditures.

  Cash used by operations for the six months ended October 31, 1997 was approximately $1,287,000 as compared to a provision of $595,000 during the same period last year. The decrease over the last year is attributable primarily to the timing of cash invested in sales contracts and their construction costs relative to collections thereon, as well as a significant commitment to pay suppliers for past due amounts.

  Results of Operations

  Quarter ended October 31, 1997 vs. quarter ended October 31, 1996

  Net sales decreased by approximately $373,000 (approximately 31%) for the current quarter over the same period last year. Due to the nature of the Company's product and market, and because a relatively small number of large individual sales comprise the majority of the Company's revenues, results of operations for any one quarter may vary significantly from other quarters based on even a small change in the number of units sold in any given quarter.

  Gross profits as a percentage of net sales increased from 43% last year to 45% this year. The absence of amortization of capitalized software and depreciation of demonstration units accounts for a significant portion of
  the reduction in the cost of goods sold ratio.   Also due to the fact that
  margins inherent in contracts may vary from customer to customer and as recognition of revenue on significant contracts varies from period to period, variations of several percentage points between periods can be expected.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

  Selling, general and administrative expenses increased 29% ($78,000) over last year. The increase was due in large part to concerted efforts on management's part to focus more attention on the marketing and sales. The majority of the remaining selling, general and administrative expenses stayed at a relatively stable level for the second quarter 1997 compared to second quarter 1996.

  Interest expense increased by $5,000. The increase is obviously due to unfavorable increases in interest rates, primarily through utilization of a quasi-government lending agency lending against sales contracts at an interest rate of 24% per annum, offset by some conversions of debt to equity.

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


  Six Month Period Ended October 31,1997     -vs-
  Six Month Period Ended October 31, 1996.
  --------------------------------------------------------------------------

  Revenues for the six months ended October 31, 1997 have increased slightly, but costs of goods sold were reduced by $309,000, (25%). Operating costs were reduced significantly by the absence of amortization of capitalized software costs and depreciation of certain items previously written off. The Company continues to increase its investment in selling and marketing expenses in order to attract sales contracts.

  The Company continues to incur costs relative to the settlement of its debts from the litigation period. The Company expects these expenses to continue, though on a smaller scale.

  The Company has shown significant overall improvement in its operations by controlling its costs and selectively directing its available resources. The results of operations also reflect the effect of certain reductions in costs and personnel, made at the beginning of the second quarter of fiscal 1997.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

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



PART II OTHER INFORMATION


ITEM 1 Legal Proceedings

     See "Note 2 - Commitments and Contingencies, Shareholder Litigation".

ITEM 2 Changes in Securities

     525,000 shares of common stock were issued as part of the Private Offering Memorandum. 154,820 shares of common stock were issued to consultants, suppliers and employees, for services rendered.


ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. No preferred stock dividends have been paid since September 15, 1993. Certain holders of Preferred Stock converted 95,658 shares into 286,974 shares of Common Stock. After the conversion the aggregate dividends in arrears are $663,000.


ITEM 4 Submission of Matters to a Vote of Security Holders

     None


ITEM 5 Other

     None


ITEM 6 Exhibits and Reports on Form 8-K


(a)       Exhibits:  Part I


(b)       Reports on Form 8-K:


          None

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                                   SIGNATURES



   In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                 Digitran Systems, Incorporated
                                 ------------------------------
                                           Registrant



Dated   Jan. 28  , 19 98         By: /s/  Loretta Trevers
      ----------      --             ---------------------------
                                     By: Loretta Trevers
                                    (President, Chairman & Chief Executive
                                     Officer)


Dated   Jan. 28  , 19 98         By: /s/  S. Emerson Lybbert
      -----------     --             ---------------------------
                                     By:  S. Emerson Lybbert
                                    (Chief Financial Officer)