Form 10QSB
period 1998-01-31
DIGITRAN SYSTEMS INC /DE
filed 1998-03-23
CIK 876134

DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ---------------------
                                 FORM 10-QSB
                            ---------------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarter ended January 31, 1998

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                            ---------------------

For the Transition Period from                              to
Commission File Number 1-11034

                        DIGITRAN SYSTEMS, INCORPORATED
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  72-0861671
      (State of other jurisdiction of               (IRS employer
      incorporation or organization)                identification No.)

                  2176 North Main, North Logan, UT 84341-6310
            (Address of principal executive offices and zip code)

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
                           Yes   X    No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at January 31, 1998

  Common stock, $.01 par value                                    11,038,488
  Class B Common stock, $.01 par value                             2,000,000

  Transitional Small Business Disclosure Format (Check one)

                           Yes        No   X

                              TABLE OF CONTENTS



                                                                         PAGE

PART I. FINANCIAL INFORMATION


      Item 1.     Financial Statements


                  Unaudited Condensed Consolidated Balance Sheet            1
                  as of January 31, 1998


                  Unaudited Condensed Consolidated Statements of            2
                  Operations, for the three and nine month periods ended January 31, 1998 and 1997


                  Unaudited Condensed Consolidated Statements of            3
                  Cash Flows, for the three and nine month periods ended January 31, 1998 and 1997


                  Notes to Unaudited Condensed Consolidated Interim         4
                  Financial Statements


      Item 2.     Management's Discussion and Analysis of Financial         6
                  Condition and Results of Operations


PART II. OTHER INFORMATION                                                  9

             DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

                    DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
                        CONDENSED CONSOLIDATED BALANCE SHEET
                         (Unaudited)

                         January 31, 1998

                            ASSETS

Current assets

      Cash                                                  $     49,000
      Accounts receivable                                         96,000
      Inventories                                                320,000
      Costs and earnings in excess
       of billings                                               192,000
      Prepaid Expenses                                             8,000
                                                            ------------
            Total Current Assets                            $    665,000

Long term note receivable                                   $    150,000
Property, plant and equipment, net                               766,000
                                                            ------------
            Total Assets                                    $  1,581,000
                                                            ============

                           LIABILITIES AND STOCKHOLDERS EQUITY


Current liabilities
      Accounts payable and accrued                          $  1,545,000
       expenses
      Notes payable                                            1,315,000
      Current portion of long-term
       debt                                                      184,000
                                                            ------------
            Total current liabilities                       $  3,044,000
                                                            ------------
Long-term Debt                                              $    786,000
                                                            ------------
Commitments and Contingencies

Shareholder's Deficit
      Preferred stock                                       $      2,000
      Common stock                                               110,000
      Class B Common stock                                        20,000
      Additional Paid-in Capital                               7,504,000
      Accumulated Deficit                                     (9,885,000)
                                                            ------------
            Total Shareholder's Deficit                     $ (2,249,000)
                                                            ------------
            Total Liabilities and Shareholder's
             Deficit                                        $  1,581,000
                                                            ============

   The accompanying Notes are an integral part of these financial statements

                             DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (Unaudited)

                                                           Three Months Ended January 31,        Nine Months Ended January 31,
                                                               1998             1997                 1998             1997
                                                         -----------------------------------   ----------------------------------

REVENUES                                                 $    852,000     $  1,497,000         $   2,487,000       3,077,000

COST OF GOODS SOLD                                            529,000           630,000            1,457,000       1,867,000
                                                         -----------------------------------   ----------------------------------

GROSS PROFIT                                             $    323,000     $     867,000        $   1,030,000    $  1,210,000

EXPENSES
     Depreciation and Amortization                       $     25,000     $     205,000        $      75,000    $    730,000
     Selling, general and administrative expenses             240,000           574,000              986,000       1,182,000
                                                         -----------------------------------   ----------------------------------

OPERATING INCOME (LOSS)                                  $     58,000     $      88,000        $    (31,000)    $   (702,000)

OTHER INCOME  (EXPENSE)
     Interest                                            $   (101,000)    $     (73,000)       $   (278,000)    $   (186,000)
     Equity in loss from joint venture                                                                               (47,000)
     Expense of stock issued for services and
         Litigation Settlement                                (13,000)                             (281,000)
     Gain on litigation settlement and other                        -                                52,000
                                                         -----------------------------------   ----------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                        $    (56,000)    $      15,000        $   (538,000)    $   (935,000)

INCOME TAXES                                                      -                 -                   -                -
                                                         -----------------------------------   ----------------------------------

NET INCOME (LOSS)                                        $    (56,000)    $      15,000        $   (538,000)    $   (935,000)

LESS CURRENT UNPAID DIVIDENDS
  on PREFERRED STOCK
                                                         -----------------------------------   ----------------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES
                                                         $    (56,000)    $      15,000        $   (538,000)    $   (935,000)
                                                         ===================================   ==================================


INCOME (LOSS) APPLICABLE TO COMMON STOCK
                                                         $      (0.00)    $        0.00        $      (0.05)    $      (0.09)
                                                         ===================================   ==================================

WEIGHTED AVERAGE COMMON STOCK AND
    COMMON STOCK EQUIVALENTS OUTSTANDING                   11,685,413         10,282,000         11,685,413       10,282,000
                                                         ===================================   ==================================


                       The accompanying Notes are an integral part of these financial statements

                                                            2

                           DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Unaudited)


                                                                     For the Nine Months Ended January 31,
                                                                             1998           1997
                                                                     -------------------------------------
Cash Flows From Operating Activities
     Net Loss                                                           $  (538,000)   $  (935,000)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Depreciation and Amortization                                    75,000        729,000
            Loss in equity in joint venture                                                 47,000
            Issuance of common stock for services and
                litigation settlement                                       281,000
            Gain on litigation settlements                                  (52,000)
            (Increase) Decrease in:
                Accounts receivable                                         132,000       (203,000)
                Inventory                                                   195,000        756,000
                Costs and earnings in excess of billings                   (192,000)      (173,000)
                Other current assets                                          3,000        (10,000)
            Increase (Decrease) in:
                Accounts Payable and other current liabilities             (889,000)       127,000
                Billings in excess of costs                                (267,000)       289,000
                                                                         -----------    -----------

                Net Cash (Used in) provided by Operating                 (1,252,000)       627,000
                Activities

Cash Flows Used in Investing Activities

     Purchase of Property, plant & equipment                                 (4,000)       (18,000)
     Increase in capitalized simulator costs                                    --        (144,000)
     Purchase of truck demo unit                                                --        (501,000)
                                                                         -----------    -----------
                 Net Cash used in Investing Activities                       (4,000)      (663,000)

Cash Flows from Financing Activities
     Proceeds from short term borrowing                                   1,001,000        996,000
     Payments on short term borrowing                                      (246,000)      (620,000)
     Proceeds from long term borrowing                                       39,000          6,000
     Payments on long term borrowing                                        (83,000)      (229,000)
     Issuance of Common Stock                                               555,000
                                                                         -----------    -----------
                 Net Cash Provided by Financing Activities                1,266,000        153,000

Net Increase (Decrease) in Cash                                             (10,000)       117,000

Cash at Beginning of Period                                                  39,000         72,000
                                                                         -----------    -----------

Cash at End of Period                                                   $    49,000    $   189,000
                                                                         ===========    ===========

           The accompanying Notes are an integral part of these financial statements

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

   Digitran Systems, Incorporated (the "Registrant") files herewith unaudited condensed balance sheets of the Registrant as of January 31, 1998, unaudited condensed statements of operations for the three months and nine months ended January 31, 1998 and 1997 and unaudited condensed statements of cash flows for the nine months ended January 31, 1998 and 1997 together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1997 audited financial statements. The results of operations for the periods ended January 31, 1998 and 1997 are not necessarily indicative of the operating results for the respective full years.

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

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

   The  Series 1 Class A 8%  Cumulative  Convertible  Preferred  Stock has a par
   value of $.01 per share. As of January 31, 1998 there were 154,012 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15. The Company paid dividends of $27,362 for September 15, 1992 and $136,682 for March 15, 1993. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $388,110. The future payment of dividends on the Preferred Stock is dependent on cash flow from operations and potential reduction in dividend liability through conversion of preferred shares for common shares. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.



PART I FINANCIAL INFORMATION


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Liquidity and Capital Resources

   The Company relied almost exclusively on proceeds from sales and short term borrowings on sales contracts for operating capital during the first three quarters of the current fiscal year. The Company continued to be without access to traditional lines of credit with the Company's bank; however, as of January 31, 1998, the Company was able to raise $555,000 through a Private Offering Memorandum.

   The Company has substantially reduced the inventory levels in the past year and thus will need to rely almost exclusively on proceeds from sales to finance the cost of those sales. The ability of management to obtain favorable terms with customers which will facilitate the payment of the materials for the simulators during the construction phase will be important in cash utilization.

   Accounts payable decreased by approximately $889,000 during the first three quarters of the fiscal year. This decrease is reflective of management's focus on reducing its debt and restoring strength to the Company's balance sheet.

   The Company currently has no material commitments for capital expenditures.

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

   Cash used by operations for the nine months ended January 31, 1998 was approximately $1,252,000 as compared to a provision of $627,000 during the same period last year. The decrease over the last year is attributable primarily to the timing of cash invested in sales contracts and their construction costs relative to collections thereon, as well as a significant commitment to pay suppliers for past due amounts.

   Results of Operations

   Quarter ended January 31, 1998 vs. quarter ended January 31, 1997

   Net sales decreased by approximately $645,000 (approximately 43%) for the current quarter over the same period last year. Due to the nature of the Company's product and market, and because a relatively small number of large individual sales comprise the majority of the Company's revenues, results of operations for any one quarter may vary significantly from other quarters based on even a small change in the number of units sold in any given quarter.

   Gross profits as a percentage of net sales decreased from 58% last year to 38% this year. Due to the fact that margins inherent in contracts may vary from customer to customer and as recognition of revenue on significant contracts varies from period to period, variations of several percentage points between periods can be expected. Sales of the third quarter of 1998 were dominated by Petroleum Division contracts, which tend to reflect lower margins. Management expects this trend to be temporary. Note that the year to date margins for the current year still exceed that of the previous year. Selling, general and administrative expenses decreased 26% ($334,000) over last year. The decrease was due primarily to cost cutting measures taken at the beginning of the second quarter, the realization of which became visible in the third quarter. In spite of those measures, management continues to invest in sales and marketing effors, in order to generate future revenues.

   Interest expense increased by $28,000. The increase is obviously due to unfavorable increases in interest rates, primarily through utilization of a quasi-government lending agency lending against sales contracts at an interest rate of 24% per annum, offset by some conversions of debt to equity.

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


--------------------------------------------------------------------------------

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


   Nine Month Period Ended January 31, 1998      -vs-
   Nine Month Period Ended January 31, 1997

   Revenues for the nine months ended January 31, 1998 have decreased 19%, while costs of goods sold were reduced by 22%. Operating costs were reduced significantly by the absence of amortization of capitalized software costs and depreciation of certain items previously written off. The Company continues to increase its investment in selling and marketing expenses in order to attract sales contracts.

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

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

PART II OTHER INFORMATION


ITEM 1 Legal Proceedings

       See "Note 2 - Commitments and Contingencies, Shareholder Litigation".


ITEM 2 Changes in Securities

       30,000 shares of common stock were issued as part of the Private Offering Memorandum. 668,450 shares of common stock were issued to consultants, suppliers and employees, for services rendered.


ITEM 3 Defaults on Senior Securities

       Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. No preferred stock dividends have been paid since September 15, 1993. Certain holders of Preferred Stock converted 109,125 shares into 327,375 shares of Common Stock. After the conversion the aggregate dividends in arrears are $338,110.


ITEM 4 Submission of Matters to a Vote of Security Holders

       None


ITEM 5 Other

       None


ITEM 6 Exhibits and Reports on Form 8-K



(a)          Exhibits:

                  None


(b)         Reports on Form 8-K:


            None

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                                  SIGNATURES



     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            Digitran Systems, Incorporated
                                                      Registrant



Dated   March 18     , 19 98           By: /s/  Loretta Trevers
      -----------         ---             ---------------------
                                          By: Loretta Trevers
                                          (President, Chairman & Chief Executive
                                           Officer)


Dated   March 18     , 19 98           By: /s/  S. Emerson Lybbert
      -----------         --              ------------------------
                                          By:  S. Emerson Lybbert
                                           (Chief Financial Officer)