Form 10KSB
period 1998-04-30
DIGITRAN SYSTEMS INC /DE
filed 1999-04-08
CIK 876134

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                   FORM 10-KSB
                 [x] Annual Report Under Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [Fee Required]

                    For the fiscal year ended April 30, 1998

               [ ] Transition Report under Section 13 or 15(d) of
              the Securities Exchange Act of 1934 [No Fee Required]

                         Commission file Number: 1-11034

                         DIGITRAN SYSTEMS, INCORPORATED
                 (Name of small business issuer in its charter)


Delaware                                                72-0861671
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

2176 North Main
P.O. Box 6310
North Logan, Utah                                       84341-6310
(Address of principal executive offices)                (Zip  Code)

Issuer's telephone number: (435) 752-9067

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
Title of each class                                     which registered

Common Stock $.01 Par value                             OTC Bulletin Board
Series 1 Class A 8% Cumulative
 Convertible Preferred Stock                            None

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


State Issuer's revenues for its most recent fiscal year:      1998 - $3,190,000


State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately 9,282,475 at April 30, 1998, computed at the closing quotation for the Registrant's common stock of $1.00 as of April 30, 1998.


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at April 30, 1998 there were 12,807,755 shares of the Registrant's Common Stock and 2,000,000 shares of Class B Common Stock outstanding.


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

The Company
-----------

The Company primarily develops, manufactures and markets simulator training systems which are used to train personnel in the petroleum, transportation, and construction industries. The Company began marketing its first simulator training systems in 1979 and currently markets a variety of simulator training systems for crane operations, petroleum operations and heavy duty truck driving.

Going Concern Qualification
---------------------------

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. For the year ended April 30, 1998 the "going concern" assumption is qualified due to the Company's current financial condition and the Company's inability to achieve and sustain profitable operations in recent years. The company's operations were greatly affected by a shareholder lawsuit which began in 1992 and was fully satisfied in July of 1998.

Bankruptcy
----------

During this period Digitran Systems, Incorporated, the holding Company, filed for protection from the shareholder litigation under provisions of Chapter 11 of the U.S. Bankruptcy code. This was done as a precautionary measure in anticipation of a judgement against the Company. This judgement was later settled and paid. After settlement, the Company withdrew its bankruptcy petition. No debts were compromised by the bankruptcy. Full details of the Bankruptcy were included in previous filings.

Simulator Training Systems
--------------------------

The Company's simulator training systems generally consist of an instructor's console; various student consoles; visual, motion and sound subsystems; cab controls and instrumentation; hardware interface computers and main simulation computers. The entire set of mechanical, electronic and computer subsystems are controlled by the operating system and simulation software. The simulators are designed and manufactured by Digitran engineers to appear, feel and work like the real-world equipment that is being simulated.

Training simulators offer higher quality, more frequent and more diverse training opportunities than the actual equipment can provide. In a simulator, safety risks during the training period to personnel, equipment, and cargo are eliminated. In addition, the operating costs of a simulator are lower than the costs associated with using actual equipment dedicated to training. Also, the use of the simulator allows for higher volume usage and the ability to simulate conditions which would be too dangerous or are unavailable for actual training.

Crane Operations Simulator Training Systems
-------------------------------------------

The Company developed simulator training systems to train operators of various types of cranes for use in the maritime and construction industries. These include, but are not limited to, training systems for:

Type of Crane          Where Mounted         Principal Purpose
--------------------------------------------------------------------------------

Gantry-Single Lift     Port Dock             Container Management
Gantry-Twin Lift       Port Dock             Container Management
Gantry-Rubber Tire     Port Dock             Container Management
Pedestal               Port Dock             Cargo/Supplies Management
Ship Gantry            Ship                  Cargo/Supplies Management
Ship Pedestal          Ship                  Container/Cargo/Supplies Management
Offshore Lattice       Oil Drilling Rig      Container/Cargo/Supplies Management
Lattice                Truck                 Bulk Materials Management
Telescopic             Truck                 Precision Materials Management
Tower                  Stationary            Heavy Construction Management

Simulated training addresses the two major concerns regarding the operation of cranes: safety and efficiency. Competitive and cost pressures drive the industry to improve its overall levels of safety, thus reducing the risk of injury and damage. In addition, crane operators need to operate as efficiently as possible. The Company's products have proven to improve both crane operation safety and efficiency.

Simulator training helps reduce the operator's exposure to liabilities for an accident should it occur. First, by providing a standard by which competencies can be measured and maintained, thus reducing the chance of an accident. Secondly, by providing standardized documentation of the operator's achieved skill level, thus reducing the chance that the operator can be found liable for not providing sufficient training to its employees.

The Company's crane simulation systems provide customers with simulation equipment that can be tailored to the various specific needs of each customer. The cab enables users to simulate many different kinds of cranes with the same system. The universal cab features interchangeable control panels designed to closely resemble crane controls. Generally, as training needs change, users may add additional training capabilities to their simulator without having to purchase an entirely new cab and motion base. The instructor's console is designed to be easily learned and operated and requires little previous knowledge of computers. The hydraulic motion system is designed to imitate the variety of movements an operator experiences in an actual crane.

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

Petroleum Operations Simulator Training Systems
-----------------------------------------------

The market for simulator training systems for the petroleum industry originated in the mid-1970's and grew in response to increased use of advanced technologies in petroleum operations. Because of the high costs and environmental risks of accidents in the petroleum industry, particularly in off-shore locations, there is an increasing need to train production and engineering personnel in order to reduce the risk of accidents caused by operator error. The Company's main petroleum products are briefly summarized below:

TYPE OF SIMULATOR/SOFTWARE               TRAINING AREAS
--------------------------------------------------------------------------------

Drilling and Well Control                Day to day operations and emergencies:
-------------------------                --------------------------------------
 Full size, portable and                  Drilling techniques
    ultra lite versions                   Blowout Prevention
 Land or off-shore operations             Cementing
                                          Directional Drilling
                                          Mud analysis's Treatment
                                          Drill Stem Testing, etc.

Production and Workover                  Procedures and Theory of Production and
-----------------------                  ---------------------------------------
 Full size and portable versions         Workover operations:
 Land and off-shore operations           --------------------
                                          Forward and reverse circulation
                                          Reservoir flow testing
                                          Bullheading
                                          Lubricate and Bleeding
                                          Formation fracturing
                                          Equipment failures, etc.
Student Training Programs
--------------------------
  Drill Track                             Directional Drilling
  Drill Trainer                           Cost Estimation
--------------------------------------------------------------------------------
Many other products are currently under development.

Truck and Heavy Vehicle Operations Simulation Systems.
------------------------------------------------------

The Company has developed a heavy duty truck simulator for use in training drivers in varying types of truck use, from mining and over-the-road hauling using single, double, triple and tanker trailers, to localized applications such as those found within ports, terminals and airports. The truck simulator consists of a truck cab, motion base, projection screen and instructor's console similar to those found in the Company's crane simulation systems.

The  truck   simulator  is  equipped  with  an   operator's   cab  which  offers
interchangeable left-hand and right-hand driving modes for domestic and international compatibility. The cab is positioned on hydraulic actuators located underneath the simulator cab which provides vibrations present under normal driving conditions, jolts during rough driving conditions, and motion caused by braking, accelerating, turning and skidding.

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

The Company entered into a partnership, during the fiscal year ended April 30, 1995, with two Canadian trucking companies. This partnership resulted in the creation of a truck driver training center, Trucksafe Learning Center (TLC), in Edmonton, Alberta Canada. See "ITEM 7 - FINANCIAL STATEMENTS - Note 5."

Sales
-----

Revenues for the year ended April 30, 1998 were as follows:

              Simulators     %   Support Contracts   %        Total         %
              ----------     -   -----------------   -        -----         -

Crane        $ 1,563,208    49       333,930        10      1,897,138      59
Petroleum      1,088,967    34        44,346         2      1,133,313      36
Vehicle          160,000     5           -0-         -        160,000       5
--------------------------------------------------------------------------------

Total        $ 2,812,175    88%    $ 378,276        12%   $ 3,190,451     100%
--------------------------------------------------------------------------------

Significant fluctuations in the relative percentages are expected between periods due to the high dollar value and contracts as a one contract difference may have a significant effect on relative percentages.

Marketing
---------

Since the Company's traditional products require considerable customer education and post sales support, the Company primarily markets its simulators through direct contacts between its own personnel and potential customers. The Company has also engaged independent agents who are generally paid on a commission basis. The Company provides sales literature, videos, a corporate background brochure as well as direct mail campaigns targeted to specific industries. Sales from direct mail require follow-up with telephone contacts, sales calls, product demonstrations and proposal submissions.

Trade Shows
-----------

Large simulators are most conveniently marketed through demonstrations at trade shows. Potential customers from all over the world attend up to a dozen shows. The Company had not been able to afford to participate in these events from 1992 through 1997. However, in 1998, the Company did attend 6 significant trade shows. Responses and new contacts were very favorable. Through attendance at these trade shows, the Company was able to re-establish its presence in the industry.

Web Site
--------

The Company continues to invest in internet technology and in its web site. Marketing brochures, price lists and Company information, etc. are all being built into the web site. This greatly reduces mailing costs, time and misunderstandings. The Company expects the web site to ultimately be the primary vehicle for communicating information to existing and potential customers.

Marketing Strategy
------------------

The  target  markets  for  the  Company's   crane  products   include   maritime
universities   and   training   centers,   major  world  ports  (or  minor  port

"cooperatives"), port authorities and port terminals, insurance risk management centers, unions and industry trade associations, construction contractors and crane manufacturers. In the petroleum industry, the target markets include large oil companies, major drilling contractors, petroleum engineering institutions, colleges, universities and petroleum training centers. The market segment for the truck simulation systems includes companies in the commercial trucking industry, the private trucking industry, professional trucking schools and institutions conducting truck driver training, as well as state and federal agencies, transit authorities, and the union associated with professional truck drivers.

In determining markets in which the Company will enter, it generally looks at the following market characteristics:

1) The existence, or lack thereof, of competing and comparable simulation products.

2) Customers see the need for the application of simulation technology in their training.

3)   Potential  customers  have  the  resources  to  justify   expenditures  for
     simulation equipment.

4)   There is a sufficient profit potential.

5)   The Company has the possibility of gaining market dominance.

6) The market is not sufficiently large to attract larger, more established simulation competitors.

In addition, in order for the marketing of the Company's products to be successful, the industry must be such that a) operational mistakes and errors can be very costly b) risks are contingent upon the operators' ability c) actual operation of the equipment is experience-oriented d) special operational situations can occur that require the operator to use unique skills and e) efficient and effective operation is crucial.

Significant Customers
---------------------

During the fiscal years ended April 30, 1998 and 1997, net sales to the following customers accounted for more than 10% of the Company's sales:

                                         1998                      1997
                                       -------                   -------
         Customer A                    890,000
         Customer B                    345,000
         Customer C                    306,000
         Customer D                                              972,000
         Customer E                                              675,000
         Customer F                                              299,000

The Company's significant customers usually change from year to year.

Competition
-----------

The overall simulator training system market, which includes aviation, military, nuclear power plant and petroleum operations simulators, is dominated by large companies and divisions including Evan's and Sutherland Computer Corporation, Boeing Aerospace Corporation, McDonnel-Douglas Corporation, the Link Division of Singer Corporation, Hughes Aircraft Corporation, Westinghouse Corporation, General Electric Corporation and others. While the Company's simulator training systems do not compete with any of the simulator training systems manufactured by these large companies and divisions, such companies and divisions have the resources and ability necessary to develop simulator training systems in the markets in which the Company is participating. There is no assurance that these large companies and divisions will not develop simulator training systems which will compete with the Company's products.

The Company believes that Drilling Systems, Ltd. based in the United Kingdom and CS Manufacturing of Albuquerque, New Mexico are its primary competitors in the petroleum operations simulator training systems market. Drilling Systems, Ltd. has been in the business of making petroleum operations simulator training systems since 1988. CS Manufacturing has been in business for approximately 6 years and its predecessor, CS Simtran, Inc. for over 20 years. There is no assurance that additional competitors will not enter the market. Competition within the petroleum industry has become increasingly price competitive resulting in lowered profit margins. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

Competition in the crane operations simulator training systems at present includes Maritime Dynamics of the United Kingdom. Maritime Dynamics has relatively few installations and does not compete well against the Company. Management believes that preemptive marketing efforts taken by the Company to inhibit new sales by this competitor, together with a technologically superior simulation system, should ensure continued success within the crane simulation product line.

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

Manufacturing and Sources of Supply
-----------------------------------

The Company generally will not build a simulator without an order. On occasion, however, it will build one of each kind of significant simulator to use for demonstrations and trade shows. This practice also allows for quicker deliveries of contracted sales.

The Company designs and specifies the mechanical and electronic components and subassemblies that comprise the simulators. The Company then subcontracts with third party vendors for the manufacture and fabrication of such components and subassemblies. While some simulator components are procured "off-the-shelf", the Company performs all of the assembly, integration, testing and quality control prior to installation of the simulators. The Company also conducts performance and functionality tests after installation to ensure that the training system is operating according to specifications. Normally, payment for the simulation system is subject to acceptance procedures by the customer, before and/or after shipment.

The Company chooses to procure certain simulator components from single sources. A majority of the components of the simulation systems are available from multiple sources and to date there have been no significant negative effects on the Company arising from the use of a single source for certain components. The Company currently uses a wide variety of semiconductor chips from manufacturers including Intel, Motorola, NEC and others. Most of the peripheral equipment is also procured from other industry manufacturers including Hewlett-Packard, Mitsubishi and Gateway. In addition, the Company utilizes high-end graphics computers and main simulation computers from Silicon Graphics, Inc., Star Technologies and Evans and Sutherland, Inc.

Since many components used in the simulators are unique to the Company's products, suppliers sometimes require lead times and minimum orders. The Company is careful to manage its projects so as to keep its investment in inventory parts relatively low, yet ample.

Product Warranty and Service
----------------------------

The Company warrants its simulator training systems to be free of defects in materials and workmanship for a period of 12 months following delivery. During the warranty period, the Company will repair or replace the defective part without charge. At the end of the warranty period, customers can purchase extended maintenance agreements.

The Company's simulator training systems are equipped with built-in hardware diagnostic abilities which help identify failures, if any. Users of petroleum systems are given a spare parts kit which contains parts and tools to enable them to routinely maintain the simulator. Most of the Company's simulator training systems also are equipped with a modem so that the Company can monitor a system via telecommunications to assist and instruct training personnel in maintenance and service procedures by telephone. The Company also provides "on-site" service and maintenance when required. Warranty costs have been relatively low to date.

Research and Development
------------------------

In the past, the Company did not invest in research and development unless a customer had engaged it to develop a project or unless the market demanded certain product enhancements. The Company did not spend much on research and development during the fiscal year due to economic constraints. However, the Company expects to devote considerable resources to product development beginning in Fiscal Year 1999 in order to be more pro-active in its product offering.

Foreign Sales and Concentration of Credit Risk
----------------------------------------------

Most of the Company's business activity is with oil companies, port authorities, training institutions and various other entities, often outside the United States. One or several customers can account for a large portion of the Company's earnings. See "ITEM 1 DESCRIPTION OF BUSINESS - Significant Customers". Normally, the Company attempts to secure shipments to points outside the United States through letters of credit or progress payments. See Note 1 to the Financial Statements under "Concentration of Credit Risk" contained in ITEM
7. In cases for which shipments are made on open account, the Company normally retains title to the equipment by virtue of the terms of its contracts until significant payment has been secured.

Although the Company has attempted to protect its rights to equipment sold in foreign countries, sales with extended payment terms are subject to additional risks that upon default, the Company may incur additional expenses to collect the receivable or repossess the simulator. In addition, sales to certain countries may require additional documentation and/or licenses. Foreign sales can be subject to additional risks associated with international banking, currencies and other considerations which can affect payment terms and other matters.

Patents, Copyrights and Trademarks
----------------------------------

The Company does not hold any patents which it deems material to its business and has not sought patent protection for the technology it uses in its products. The Company protects the program codes used in its products as trade secrets by utilizing nondisclosure agreements with its employees, customers and others who are permitted access to such codes. The Company has obtained software copyrights on essentially all the software incorporated into the Company's non-transportation products. Copyrights provide only limited protection. The Company has no trademarks.

Employees
---------

As of April 30, 1998, the Company had 39 full-time employees and 2 part time employees. As of April 30, 1997 the Company had 34 full-time and 3 part-time employees. In addition, the Company utilizes several sales agents on a commission basis and engages various consultants. The Company is not a party to any collective bargaining agreements.


ITEM 2  DESCRIPTION OF PROPERTY
-------------------------------

The facilities of the Company consist of two separate buildings located in North Logan, Utah. The administration and engineering offices of the Company are located at 2176 North Main, North Logan, Utah. This building was purchased in February 1991 and has approximately 10,000 square feet of space. Approximately 1700 square feet is leased to other businesses on a month to month basis. As of April 30, 1998, the property was subject to mortgages and deeds of trust of approximately $237,000.

In January 1993 the Company completed construction of an 11,250 square foot production facility adjacent to the building described above. The building is utilized by all manufacturing divisions for production, storage and offices. As of April 30, 1998, the property was subject to mortgages and deeds of trust of approximately $125,000.

The Company's former administrative offices, located at 90 North 100 East, Logan, Utah is currently listed for sale. The building, purchased in 1989, has approximately 9,000 square feet, 1,500 of which was leased to other businesses on a month to month basis. As of April 30, 1998, the property was subject to mortgages and deeds of trust of approximately $587,000.

Subsequent to the year end April 30, 1998, the Company entered into a sale-leaseback of the buildings in North Logan with a significant shareholder. The properties are now subject to a 10 year lease.


ITEM 3  LEGAL PROCEEDINGS
-------------------------

As of April 30, 1998, the Company owed $200,000 toward the settlement of a judgement in a shareholder suit. On July 21, 1998 the $200,000 payment was made.

In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. The Company is not current in all of its obligations. The potential resolution of these obligations could cause the Company harm. Since the Company's management believes that it will ultimately be successful in reorganizing its capital and debt structure, in their opinion the ultimate resolution of these matters will not have a material adverse impact upon the Company, its business or property.


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

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS
----------------------------------------------------------------

Market Information
------------------

Since trading of the Company's stock was suspended on May 21, 1993, the securities were not listed on a public exchange until April 7, 1998 when the stock (symbol DGTS) was listed on the OTC Bulletin Board.

Market information follows:

                       1999                   1998                  1997
                       ----                   ----                  ----
                  High      Low          High      Low          High      Low
                  ----      ---          ----      ---          ----      ---
1st  Quarter      1 3/8     41/72          n/a     n/a           n/a      n/a
2nd Quarter         3/4       1/4          n/a     n/a           n/a      n/a
3rd Quarter       19/48      7/32          n/a     n/a           n/a      n/a
4th Quarter         n/a       n/a        1 3/8       1           n/a      n/a


Shareholders
------------

As of April 30, 1998, the Company had 731 record holders of its Common Stock and one (1) record holder of its Class B Common Stock as well as 22 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent.

Dividends
---------

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

Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March
15. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of $402,548 as of April 30, 1998. Dividends on Preferred Stock cannot be paid as long as there exists an Accumulated Deficit. Given the amount of the

Accumulated Deficit, it is not likely that Dividends will be allowed for several years. Therefore, the Company has offered, and most shareholders have agreed, to convert the preferred shares into common shares under the belief that the share price of common stock would recover its value and exceed the continued accrual of dividends on Preferred Stock.

There are not sufficient preferred shares (left unconverted) to trade publicly. The Company will continue to encourage Preferred shareholders to convert their shares into common stock so they might recover their investment more quickly.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
----------------------------------------------------------------

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto. See "ITEM 7 FINANCIAL STATEMENTS".

Plan of Operation.
------------------

One of Management's primary objectives is to improve the balance sheet and financial condition of the Company. Significant improvement was achieved during the fiscal year. The Company's financial condition as of April 30, 1997 reflected a negative net book value of $2,926,000. Book value does not always reflect a company's fair market value or intrinsic value. The Company's current condition is mostly due to aggressive write-offs of all intangible assets including the Company's software. The software has significant fair market value although it is carried on the books at no value. In addition, the Company's tax net operating loss carryforward will have value up to approximately $3.4 million when and if the Company achieves and sustains profitable operations.

The Company improved its financial condition by 39% by reducing its negative net book value to $1,778,000 versus $2,926,000 at April 30, 1997. The components of the change during the year ended at April 30, 1998 reflected in the Company's book value are summarized below:

    Book value at April 30, 1997                                  ($  2,926,000)
    Proceeds from Sale of Stock in Private Placement                    932,000
    Issuance of Shares and Warrants for Services                        473,000
    Conversion of Accounts and Notes Payable to Stock                 1,107,000
    Net Loss for Year Ended April 30, 1998                        (   1,364,000)
                                                                  --------------

    Book Value at April 30, 1998                                  ($  1,778,000)
                                                                  ==============


The Company's resources have been strained severely by the cost of business interruptions, litigation and settlement of the shareholder lawsuit. The Company paid $800,000 of its $1,000,000 settlement during the current year. Nevertheless, the Company was able to maintain reasonable marketing efforts and technological upgrades of its product lines. Cash flow was irregular throughout the year due to the average size of sales contracts, payment terms associated with international customers, and the fact that the Company did not have access to traditional credit and reasonably priced bank financing. The Company's operations did not generate sufficient cash flow in fiscal year 1998.

The Company's continued existence as a going concern is dependent upon achieving profitable operations and receiving long term debt or equity financing. Therefore, the Company is making every effort to bring to closure sufficient of the proposals currently outstanding to potential customers, to locate additional customers, and to maximize utilization of available resources.

Management's Future Plans
-------------------------

To allow the Company to move forward, grow and have sufficient liquidity for future operations, the Company is seeking to restructure its finances as follows. In the absence of this or a similar refinancing, the Company will experience cash flow problems on a chronic basis until operations can generate positive cash flow:

         (1)      Equity Financing                        $3,000,000
                  Senior Debt                              1,500,000
                  Line of Credit                             500,000
                                                          ----------
                           Total                          $5,000,000
                                                          ==========

          (1) The Company is seeking to sell common stock in a Private Placement Offering. However, other potential equity instruments such as a separate class of Preferred Shares is also possible.



The Use of Proceeds from the financing are described as follows:

                  Commissions                             $  300,000
                  Payments for Short Term Debt               500,000
                  Overdue Payables - Key Vendors             500,000
                  Payment for Long Term Debt                 500,000
                  Product Development                        350,000
                  Increased Marketing Efforts                150,000
                  Increased Engineering Personnel            150,000
                  Stock Market Relations                      50,000
                  Working Capital and General Corporate
                           Purposes to Finance Growth      2,500,000
                                                          ----------

                           Total                          $5,000,000
                                                          ==========

Management's Discussion and Analysis of the Results of Operations 1998 vs. 1997.
--------------------------------------------------------------------------------

Net Sales. Net Sales for 1998 were $3,190,000 as compared to $2,900,000 in 1997 for a 10% increase. The sales mix between foreign and domestic sales for 1998 versus 1997 remained relatively consistent at 67% and 33% respectively.

In 1998, the Company sold 1 crane simulator and an upgrade for $1,563,000 versus 2 crane simulator sales for $1,800,000 in 1997, contributing to a 15% decline in crane revenues. Petroleum revenues, on the other hand, increased 59% to $1,089,000. Support and other revenue increased 30% to $538,000. The Company was adversely affected by currency difficulties in Asia and the Pacific Rim
Countries. The Company estimates nearly $4 million in sales were lost or postponed because of market conditions in Asia and surrounding countries.

In spite of Digitran's condition, there are dozens of sizeable active projects currently in various stages of approval for crane, petroleum and vehicle simulators. In many situations, Digitran is the sole or recognized superior bidder. Only a few of these potential contract awards can change the condition of Digitran significantly. The Company is also introducing a new line of smaller simulators that will be more affordable to smaller organizations.

Cost of Goods Sold. Cost of Goods Sold improved from 57% in 1997 to 47% in 1998. This was due primarily to the lack of amortization of capitalized software costs, (which were written off in previous years) and better inventory control.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for 1998 were $2,549,000 versus $2,196,000 for 1997 for a 16% increase. The increase was due primarily to several expenses in 1998 that were directly related to the final settlement of the shareholder suit and the condition in which it left the Company:

                   Legal Fees                           $   190,000
                   Professional Consulting                  195,000
                   Financing Fees                            75,000
                                                        -----------
                   Subtotal                             $   460,000

                   Interest Expense                         400,000
                                                        -----------

                   Total                                $   860,000
                                                        ===========

The Legal fees and Professional Consulting fees are not expected to continue at this level. The interest and finance fees will continue until the Company can restructure its finances, at which time it hopes to reduce interest costs by 50% or eliminate it totally. In addition, the Company spent $355,000 on travel and lodging in an effort to stimulate sales and attend trade shows. As the web site is improved, travel costs should decrease significantly.

There were no capital expenditures for the year ended April 30, 1998. However, both of the Truck Simulators were repossessed during the year. One was capitalized on the books as a fixed asset and carries an estimated value of $150,000. It will be depreciated over two years (the remaining life of its lease). The other simulator is currently carried at no value on the books.

Year 2000 Disclosure.
---------------------

Some of the Company's software products have to be modified to operate in the year 2000. Planned product upgrades are expected to remedy this condition. These upgrades are expected to be completed by the fall of 1999. In addition, the Company's own internal network software is not year 2000 compliant.

Management estimates it will cost approximately $100,000 to make the product software modifications and an additional $50,000 to replace its own internal network software. Management believes the risk of not being able to complete the upgrades on its product software, is remote. Financial constraints might endanger the timely replacement of the internal network software. In the event the replacement is delayed, the Company feels that it can adequately operate with the addition of a few manual procedures, until such time as the replacement is made.

RESULTS OF OPERATIONS 1997 VS. 1996
-----------------------------------

Net Sales. Net Sales for 1997 were $2,900,000 as compared to $3,432,000 in 1996. Net sales decreased by $532,000, about 19%, from the prior fiscal year. Domestic revenues increased by approximately $1,247,000, while foreign revenues decreased by just over $1,779,000, or 54%, from 1996 to 1997. Significant fluctuations in the relative percentages of foreign and domestic sales are expected between periods. Due to the high dollar nature of individual contracts, a difference of one contract may have a significant effect on the relative percentages.

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

Cost of Goods Sold. Cost of Goods Sold in 1997 remained at the same level as in the previous year. However, because Net Sales were less than the prior year, the percentage of gross profit decreased to 43% from 52% in 1996. The increase in cost of sales ratio is due in part to under utilized capacity in the production and engineering departments and to price increases. It should be kept in mind that gross profit as a percentage of sales is subject to significant changes between periods depending on the nature of the contracts entered into, the relative sales mix between periods, the degree of change to existing products, and other factors. Profit margins vary by contract depending on various factors such as: the number of customized features, the location of the customer, the potential for additional sales, educational and developmental discounts. These and other factors can lead to departures from standard pricing and therefore affect the gross profit on any simulators being sold. The underlying costs to the Company can be impacted by the number and sophistication of any software development or customization required by the project and by the internal efficiency of the Company in completing the projects. These factors, when combined with the small number of units being sold lead to substantial variations in the gross profit percentages during discrete reporting periods.

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

Selling, General and Administrative Expenses. Selling and General & Administrative Expenses increased $375,000 or 21% over the previous year. Almost $200,000 of the increase is accounted for by travel expenses incurred in the Company's renewed sales efforts. With the average sales contract approximating $800,000 and originating in foreign countries, the time involved and travel involved to eventually close a sale is considerably greater than for lower priced sales originating in the U.S. Salaries and wages were also up 18% ($215,000) reflecting the effort focused on marketing and engineering. Some of engineering salary increase is offset by cost transfer to Cost of Sales. The balance of Selling and General & Administrative Expense is not notable; the increases and decreases are spread fairly equally and without any other significant variance.

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

Due to cash constraints, only $21,000 was used in fiscal 1997 for property and equipment. The Company anticipates additional expenditures for property and equipment as cash constraints are lifted through increased sales levels and the capital infusion through the private placement of common stock. Inflation has had no significant impact on the Company in the years ended April 30, 1998 and 1997.



ITEM 7  FINANCIAL STATEMENTS
----------------------------

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

                                      Index to Consolidated Financial Statements


--------------------------------------------------------------------------------





                                                                Page
                                                                ----

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


Consolidated statement of operations                             F-4


Consolidated statement of shareholders' deficit                  F-5


Consolidated statement of cash flows                             F-6


Notes to consolidated financial statements                       F-7





--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Digitran Systems, Incorporated


We have audited the consolidated balance sheet of Digitran Systems, Incorporated as of April 30, 1998, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended April 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digitran Systems, Incorporated as of April 30, 1998, and the results of their operations and their cash flows for the years ended April 30, 1998 and 1997, in conformity with generally accepted accounting principles.

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





                                                  TANNER + Co.


Salt Lake City, Utah
September 11, 1998

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                                      Consolidated Balance Sheet

                                                                  April 30, 1998
--------------------------------------------------------------------------------



              Assets
              ------

Current assets:
  Cash                                                            $      65,000
  Accounts receivable                                                   295,000
  Inventories                                                           696,000
                                                                  --------------

            Total current assets                                      1,056,000

Property, plant and equipment, net                                      878,000
                                                                  --------------

                                                                  $   1,934,000
                                                                  --------------

--------------------------------------------------------------------------------
              Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                                                $     916,000
  Accrued expenses                                                      644,000
  Current portion of notes payable                                    1,099,000
                                                                  --------------

            Total current liabilities                                 2,659,000
                                                                  --------------

Notes payable                                                         1,053,000
                                                                  --------------

Commitments and contingencies                                                 -

Shareholders' deficit:
  Preferred stock, $.01 par value, 1,000,000 authorized,
    143,767 shares issued and outstanding (aggregate
    liquidation preference $1,409,000), (entitled to
    one-tenth vote per share)                                             1,000
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 12,807,755 shares issued and outstanding
    (entitled to one-tenth vote per share)                              128,000
  Class B common stock, $.01 par value; 5,000,000 shares
    authorized; 2,000,000 shares issued and outstanding
    (entitled to one vote per share)                                     20,000
  Capital in excess of par value                                      8,784,000
  Accumulated deficit                                               (10,711,000)
                                                                  --------------

                                                                     (1,778,000)
                                                                  --------------

                                                                  $   1,934,000
                                                                  --------------



--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-3


                                                             DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                                                      Consolidated Statement of Operations

                                                                                     Years Ended April 30,
----------------------------------------------------------------------------------------------------------




                                                                             1998              1997
                                                                       -----------------------------------

Net sales                                                              $      3,190,000 $       2,900,000
Cost of sales                                                                 1,515,000         1,662,000
                                                                       -----------------------------------

              Gross profit                                                    1,675,000         1,238,000

Selling, general and administrative expenses                                  2,549,000         2,196,000
Depreciation and amortization                                                   109,000           136,000
Bad debt expense                                                                      -           293,000
                                                                       -----------------------------------

              Loss from operations                                             (983,000)       (1,387,000)

Other income (expense):
     Interest expense                                                          (399,000)         (259,000)
     Inventory and software development write-down                                    -        (2,343,000)
     Litigation settlement and related costs                                          -        (1,539,000)
     Stock compensation expense                                                       -          (318,000)
     Equity in loss from partnership                                                  -           (47,000)
     Other income                                                                18,000           130,000
                                                                       -----------------------------------

              Loss before income taxes                                       (1,364,000)       (5,763,000)

Income tax benefit                                                                    -                 -
                                                                       -----------------------------------

              Net loss                                                 $     (1,364,000)$      (5,763,000)
                                                                       -----------------------------------

Dividends on convertible preferred stock; unpaid                                (81,000)         (208,000)
                                                                       -----------------------------------

Net loss applicable to common stock                                    $     (1,445,000)$      (5,971,000)
                                                                       -----------------------------------

Loss per common share-basic and fully diluted                          $           (.12)$            (.56)
                                                                       -----------------------------------

Weighted average number of common stock and common
  equivalent shares                                                          11,800,000        10,732,000
                                                                       -----------------------------------




----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-4



                                                                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                                               Consolidated Statement of Shareholders' Deficit

                                                                           Years Ended April 30, 1998 and 1997
--------------------------------------------------------------------------------------------------------------





                                                                        Class B       Capital in    Accumu-
                          Preferred Stock       Common Stock         Common Stock      Excess of     lated
                        --------------------------------------------------------------
                         Shares    Amount     Shares    Amount     Shares     Amount   Par Value    Deficit
                        --------------------------------------------------------------------------------------

Balance at May 1, 1996    371,695 $   4,000  8,282,069 $   83,000  2,000,000 $  20,000 $5,983,000 $ (3,584,000)

Shares issued for
  services                      -         -    313,000      3,000          -         -    160,000            -

Shares issued as
  payment of liabilities        -         -  1,702,000     17,000          -         -  1,085,000            -

Conversion of preferred
  stock to common stock   (12,900)        -     25,800          -          -         -          -            -

Stock warrants granted
   to non-employees             -         -          -          -          -         -    168,000            -

Net loss                        -         -          -          -          -         -          -   (5,763,000)
                        --------------------------------------------------------------------------------------

Balance at April 30, 1997 358,795     4,000  8,620,869     86,000  2,000,000    20,000  6,311,000   (9,347,000)

Shares issued for cash          -         -    931,731     10,000          -         -    922,000            -

Shares issued for
  services                      -         -  1,041,038     10,000          -         -    463,000            -

Shares issued in
  payment of liabilities        -         -  1,574,533     16,000          -         -  1,092,000            -

Conversion of preferred
  stock to common stock  (215,028)   (3,000)   639,584      6,000          -         -     (4,000)           -

Net loss                        -         -          -          -          -         -          -   (1,364,000)
                        -------------------------------------------------------------------------------------

Balance at April 30, 1998 143,767 $   1,000 12,807,755 $  128,000  2,000,000 $  20,000 $8,784,000 $(10,711,000)
                        --------------------------------------------------------------------------------------





-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                           F-5



                                                             DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                                                      Consolidated Statement of Cash Flows

                                                                                     Years Ended April 30,
----------------------------------------------------------------------------------------------------------



                                                                             1998              1997
                                                                       -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $      (1,364,000)  $    (5,763,000)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
         Depreciation and amortization                                           109,000           136,000
         Inventory and software development write-down                                 -         2,343,000
         Issuance of common stock for services                                 1,580,000           163,000
         Issuance of stock warrants for services                                       -           168,000
         Gain on forgiveness of debt                                                   -           (95,000)
         Payment of loan fees by related party in exchange for reduction
           of related party receivable                                                 -            83,000
         Payment of services in exchange for notes payable                       309,000                 -
         Payment for inventories in exchange for notes payable                    30,000                 -
         Provision for losses on accounts receivable                             (80,000)          281,000
         Equity in loss from joint venture                                             -            47,000
         (Increase) decrease in:
              Accounts receivable                                                 13,000           (71,000)
              Inventory                                                         (151,000)          172,000
              Costs in excess of billings                                              -           485,000
              Prepaids and other current assets                                   11,000           (10,000)
              Note receivable                                                          -                 -
         Increase in:
              Accounts payable and other current liabilities                  (1,154,000)        1,699,000
              Billings in excess of costs                                       (267,000)          154,000
                                                                       -----------------------------------

                  Net cash (used in) provided by
                  operating activities                                          (964,000)         (208,000)
                                                                       -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                -           (21,000)
     Increase in capitalized simulator costs                                           -          (144,000)
                                                                       -----------------------------------

                  Net cash used in
                  investing activities                                                 -          (165,000)
                                                                       -----------------------------------

Cash flows from financing activities:
     Proceeds from notes payable                                                 817,000         1,723,000
     Payments on notes payable                                                  (759,000)       (1,382,000)
     Issuance of common stock                                                    932,000                 -
                                                                       -----------------------------------

                  Net cash provided by
                  financing activities                                           990,000           341,000
                                                                       -----------------------------------

Net increase (decrease) in cash                                                   26,000           (32,000)

Cash, beginning of year                                                           39,000            71,000
                                                                       -----------------------------------

Cash, end of year                                                      $          65,000  $         39,000
                                                                       -----------------------------------





----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                                                       F-6

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                         April 30, 1998 and 1997
--------------------------------------------------------------------------------


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


Going Concern
The Company has incurred recurring operating losses, a deficit in working capital, and has an accumulated deficit. The effect of such recurring operating losses and litigation has been to render the Company unable to obtain competitive borrowing facilities or equity financing. Due to the lack of competitive borrowing and access to equity markets for the reasons noted, the Company has had to rely on loans with unfavorable interest rates, loans from related parties, and new sales to fund operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.


Management is attempting to obtain additional equity financing and profitable operations through increased sales.


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


--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




1.   Summary of Business and Significant Accounting Policies Continued

Inventories
Inventories are valued at net realizable value.

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

--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of Business and Significant Accounting Policies Continued

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


During the years ended April 30, 1998 and 1997, the Company wrote off approximately $-0- and $1,233,000, respectively, of the capitalized software development costs related to its net realizable value.


Investment in Partnership
The Company owns a fifty percent interest in a partnership (Trucksafe Learning Center (TLC)) formed to provide training for truck drivers. The Company accounts for the investment using the equity method, which, due to continued net operating losses, resulted in no investment in TLC as of April 30, 1998. The terms of the agreement also limit the Company's obligation to fund losses so no obligation exists beyond the amount invested in the partnership.

Revenue Recognition
The Company recognizes revenue on the manufacture and sale of computer driven simulation equipment. The sales can be from existing inventory of the Company, wherein the revenue is recognized once the amount and collectibility are reasonably assured. Sales may also be generated through contractual agreements between the Company and their customers which require the Company to manufacture the product and/or customize some of the software applications for specific training scenarios. Where the Company is required to develop and manufacture a simulator, the Company uses long-term contract accounting, using the percentage of completion method of accounting for uncompleted contracts. Such accounting takes into account the costs, estimated earnings and expectation of collection, as well as revenue to date on contracts not yet completed. The amount of revenue recognized is not related to the progress billings to customers. As of April 30, 1998, there were no significant contracts in progress.


--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of Business and Significant Accounting Policies Continued

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


--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of Business and Significant Accounting Policies Continued

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


Reclassifications
Certain accounts in the 1997 financial statements have been reclassified to conform with the current year.


2.   Detail of Certain Balance Sheet Accounts

Inventories:
     Parts and supplies                                       $                -
     Work-in-process                                                     126,000
     Finished goods                                                      570,000
                                                              ------------------

                                                              $          696,000
                                                              ------------------




Accrued expenses:
     Accrued expenses                                         $          378,000
     Deferred revenue                                                     66,000
     Accrued lawsuit settlement (see Note 16)                            200,000
                                                              ------------------

                                                              $          644,000
                                                              ------------------



3.   Related Party Transactions

At April 30, 1998, the Company included approximately $89,000 of advances and commissions payable to a shareholder/officer and employees, and $110,000 of accrued stock compensation to employees in accrued expenses.

--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Property, Plant and Equipment

Property, plant and equipment consists of the following:


Buildings and improvements                                $         765,000
Computer equipment                                                  402,000
Simulator (see Note 5)                                              150,000
Land                                                                 15,000
                                                          -----------------

                                                                  1,332,000

Less accumulated depreciation and amortization                     (454,000)
                                                          -----------------

                                                          $         878,000
                                                          -----------------



5.   Investment in Partnership

The Company has a partnership agreement with a Canadian corporation, Trucksafe, Inc. (TSI). This corporation consists of two Canadian trucking companies, Westcan and Economy Carriers. The partnership agreement creates a truck training center, Trucksafe Learning Center (TLC), in Canada. The Company contributed 50% of the agreed value of one "Trucksafe 1000" truck simulation system for a one-half interest in the training center entitling the Company to receive one-half of all profits from the training center and no responsibility to fund losses or cash calls. The Canadian partner purchased a one-half interest in TLC through $600,000 of consideration. TLC then purchased the other 50% interest in the simulation system for $600,000, consisting of cash of $50,000 and a note receivable of $550,000. During the year ended April 30, 1998, the Company repurchased the 50% interest in the simulator in exchange for relief of the note receivable of $150,000. The Company, subsequently, entered into an operating lease agreement with TLC, which calls for monthly payments of $5,000 over a two-year period. The simulator is included in property, plant, and equipment and is being depreciated over the two-year lease period.


Summarized unaudited financial information for TLC have not been presented since the Company has no obligation to fund losses incurred by TLC, and no investment recorded for the net assets of TLC.


--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




6.   Notes Payable

Notes payable at April 30, 1998 are comprised of the following:


Notes payable to stockholder officers or directors
with  interest at a rates ranging from 12% to 25%,
due on demand, unsecured or secured by
receivables                                               $         553,000

Note payable to a stockholder with interest due
monthly at a rate of 15%, secured by receivables,
due July 1, 1999                                                    462,000

Unsecured note payable to an individual with
interest at 15% due monthly and the total principal
balance due December 31, 1999                                       250,000

Note payable to an individuals in monthly
aggregate installments of $2,150, including
interest at 8-8.5%, unsecured or secured by a
building                                                            241,000

Note payable to a financial institution due with
interest at a rate of 2% per month, on demand,
secured by receivables                                              148,000



Note payable to a bank with interest due monthly,
at a rate of prime plus 2.5% (10.75% at April 30,
1998) and principal of $5,000 due June 17 and
December 17 of each year and principal of $1,500
due March 17 and September 17 of each year,
with total principal balance due December 27,
1998, secured by a building                                         125,000


--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Notes Payable Continued

Note payable to a bank in monthly installments of
$1,362, including interest at 10.5%, due July 3,
2009, secured by a building                                         108,000


Notes payable to a banks, due on demand with
interest at prime plus 2% (10.25% at April 30,
1998), secured by accounts receivable,                               88,000
equipment, inventory and a note receivable


Note payable to a vendor in monthly installments
of $7,540, including interest at prime plus 2%
(10.25% at April 30, 1998), secured by equipment                     70,000



Unsecured note payable to a financial institution in
monthly installments of $1,000, including interest
at 12%                                                               56,000



Note payable to a stockholder,  with interest at
12%, due when the market price of the Company's
common stock reaches $2.00 per share, secured
by common stock of the Company                                       40,000

Notes payable to a Company, with interest at 18%,
due on demand, secured by receivables                                11,000
                                                          -----------------

                                                                  2,152,000

Less current portion                                              1,099,000
                                                          -----------------

Long-term debt                                            $       1,053,000
                                                          -----------------


Future maturities of notes payable are as follows:





--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------





Year Ending                                                    Amount
                                                          -----------------
     1999                                                 $       1,099,000
     2000                                                           718,000
     2001                                                           243,000
     2002                                                             7,000
     2003                                                             8,000
     Thereafter                                                      77,000
                                                          -----------------

                                                          $       2,152,000
                                                          -----------------



7.   Capital Stock

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


--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




The Series 1 Class A 8 percent Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of April 30, 1998, there were 143,767 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8 percent per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears for 1998 and 1997 of approximately $403,000 and $804,000, respectively, or $2.80 and $2.24 per share, respectively. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.


8.   Income Taxes

The income tax benefit differs from the amount computed at federal statutory rates as follows:


                                                    Years Ended
                                                     April 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Income tax benefit at statutory rate    $          442,000  $     1,959,000
Change in valuation allowance                     (373,000)      (1,800,000)
Stock warrants granted                                   -          (57,000)
Life insurance and meals                            (4,000)         (21,000)
Other                                              (65,000)         (81,000)
                                        -----------------------------------

                                        $                -  $             -
                                        -----------------------------------




--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



Deferred tax assets (liabilities) at April 30, 1998 are comprised of the following:


Net operating loss carryforward                           $       3,366,000
Depreciation                                                         (3,000)
Accrued commission                                                   31,000
                                                          -----------------

                                                                  3,394,000

Valuation allowance                                              (3,394,000)
                                                          -----------------

                                                          $              -
                                                          -----------------



At April 30, 1998, the Company has a net operating loss carryforward available to offset future taxable income of approximately $9,900,000, which will begin to expire in 2008. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized.


9.   Inventory and Software Development Write-Down

During 1997, the Company evaluated the recoverability of costs associated with certain inventories and software development costs and determined the net realizable value was less than the recorded cost, consequently, the following adjustments were recorded:



Inventory                                                 $       1,110,000
Software development costs                                        1,233,000
                                                          -----------------

                                                          $       2,343,000
                                                          -----------------


10.  Supplemental Cash Flow Information

During the year ended April 30, 1998:

o The Company acquired equipment in exchange for extinguishment of a note receivable of $150,000.

o The Company reduced certain accrued liabilities in exchange for notes payable of $150,000.


--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




o The Company reduced short-term notes payable in exchange for long-term debt of $402,000.


o The Company converted 215,028 shares of preferred stock to 639,584 shares of common stock in accordance with the preferred stock conversion feature.

During the year ended April 30, 1997, the Company converted 12,900 shares of preferred stock to 25,800 shares of common stock in accordance with the preferred stock conversion feature.



                                               Years Ended
                                                April 30,
                                    -----------------------------------
                                          1998              1997
                                    -----------------------------------

Interest                            $         288,000 $         241,000
                                    -----------------------------------

Income taxes                        $               - $               -
                                    -----------------------------------


--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




11.  Major Customers and Export Sales

Sales to major customers which exceeded 10 percent of net sales are as follows:


                                                    Years Ended
                                                     April 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Company A                               $          890,000 $              -
Company B                                          345,000
Company C                                          306,000
Company D                                                -          972,000
Company E                                                -          675,000
Company F                                                -          299,000

Export sales to unaffiliated customers were as follows:


                                                    Years Ended
                                                      April 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------
Region
North America (excluding the U.S.)      $          634,000 $        324,000
Asia                                                     -          972,000
Australia                                                -          227,000
Europe                                             890,000                -
                                        -----------------------------------

                                        $        1,524,000 $      1,523,000
                                        -----------------------------------





--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------






12.  Earnings Per Share

Information related to earnings per share is as follows:


                                                    Years Ended
                                                      April 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------
Basic EPS:
  Net loss available to common
  stockholders                          $      (1,445,000) $     (5,971,000)
                                        -----------------------------------

  Weighted average common
  shares                                       11,800,000        10,732,000
                                        -----------------------------------

  Net loss per share                    $            (.12) $          (.56)
                                        -----------------------------------



Diluted EPS:
  Net loss available to common
  stockholders                          $      (1,445,000) $     (5,971,000)
                                        -----------------------------------

  Weighted average common
  shares                                       11,800,000        10,732,000
                                        -----------------------------------

Net income per share                    $            (.12) $          (.56)
                                        -----------------------------------

--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Stock Options and Warrants

Information regarding the Company's stock options and warrants are summarized below:


                                            Number of       Option Price
                                           Options and        Per Share
                                             Warrants
                                        -----------------------------------

Outstanding at April 30, 1997                   1,390,000  $  .40 - 1.50, *
Granted                                         1,680,000  $ 1.00 - 1.50
Expired or canceled                              (100,000) $         .40
                                        -----------------------------------

Outstanding at April 30, 1998                    2,970,000  $  .50 - 1.50,*
                                        -----------------------------------



Options and warrants exercisable at April 30, 1998 and 1997 are 2,970,000 and 1,390,000, respectively.


*    Some option prices are based on the stock trading price.



--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                        Years Ended
                                                         April 30,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------

Net loss applicable to common stock-
  as reported                               $     (1,445,000)  $     (5,971,000)
Net loss applicable to common stock-
  pro forma                                 $     (1,645,000)  $     (6,010,000)
Loss per share - as reported                $           (.12)  $           (.56)
Loss per share - pro forma                  $           (.14)  $           (.56)
                                            ------------------------------------



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                         April 30,
                                            -----------------------------------
                                                   1998             1997
                                            -----------------------------------

Expected dividend yield                     $              -                  -
Expected stock price volatility                           .01%             .01%
Risk-free interest rate                                   5.0%             4.5%
Expected life of options                             1-5 years        3-5 years
                                            -----------------------------------


--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




14.  Stock-Based Compensation Continued

The weighted average fair value of options granted during 1998 and 1997 are $.13 and $.19, respectively.


The following table summarizes information about stock options outstanding at April 30, 1998


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices       4/30/98      (Years)       Price       4/30/98       Price
--------------------------------------------------------------------------------

$       .002      50,000        2.49  $       .002      50,000    $     .002
        .004      25,000        2.49          .004      25,000          .004
        .50      265,000        2.77          .50      265,000          .50
 .98 - 1.25    2,065,000        2.39         1.00    2,065,000         1.00
1.50 - 2.00      565,000        1.04         1.51      565,000         1.51
--------------------------------------------------------------------------------

$.002- 2.00    2,970,000        2.17  $      1.03    2,970,000    $    1.03
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


15.  Fair Value of Financial Instruments

All financial instruments are held for purposes other than trading. The Company estimates that the fair value of all financial instruments at April 30, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.



--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




16.  Shareholder Litigation

The Company was a Defendant in a class action lawsuit filed by certain stockholders of the Company alleging that the company published or released false or misleading information relating to the recognition of revenue on certain contracts and improperly capitalizing certain simulator development costs. Following a trial, which commenced on September 30, 1996, the Company was found to be twenty-five (25%) percent liable to the Class Members in the lawsuit. In addition, the Company's subsidiary, Digitran, Inc., was also found liable for twenty-five (25%) percent of the damages, and the Company's former President, Donald G. Gallent, was found to be fifty (50%) percent liable, and a Judgement was rendered at the time in the amount of $13,000,000, which judgement was rendered in total against all three defendants, without attribution of pro rata fault. The Company reached a court approved Settlement Agreement with Class Counsel as of July 15, 1997. The Settlement Agreement called for Digitran to pay the sum of $600,000 within forty-five days of the date of the preliminary district court approval by the United States District Court for the District of Utah, and two additional payments of $200,000 each. The Company has paid the payments within the due date called for in the settlement agreement. All other parties to the action have dismissed their claims and there will be no appeal by any party to the Company's knowledge at this time. Based on this settlement agreement, as of April 30, 1998, the Company has included $200,000 in accrued expenses. Such remaining liability of $200,000 was paid subsequent to April 30, 1998.


17.  Bankruptcy

The Company filed bankruptcy under the provisions of Chapter 11 on September 27, 1996. The action was a precautionary measure in view of a pending class action lawsuit filed by certain shareholders as discussed more thoroughly in Note 16. The lawsuit was settled in July 1997, and the U.S. Bankruptcy Court dismissed the action in bankruptcy on August 8, 1997. The Company is no longer in bankruptcy.


18.  Commitments and Contingencies

The Company has been named as a defendant in a lawsuit filed by a former employee of the Company alleging breach of contract. In addition, certain other former employees have threatened action against the Company alleging breach of contract. Based on information currently available, the damages from such litigation, if any, which could be incurred by the Company is uncertain. Consequently, no accrual has been made in the financial statements for possible losses related to these cases.



--------------------------------------------------------------------------------

                                   DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




18.  Commitments and Contingencies Continued

In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. Management believes that the amount, if any, that may result from these claims, will not have a material adverse affect on the financial statements.


--------------------------------------------------------------------------------

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

None

                                    PART III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS
---------------------------------------------------------------------

The names, ages and positions of the directors and executive officers of the Company are as follows:

NAME                            AGE     POSITION
----                            ---     --------

Loretta Trevers                 49       President and Chairman of the Board

S. Emerson Lybbert              40       Chief Financial Officer

Sandeep Gupte                   32       Executive Vice President of Engineering

Gary Blum                       57       Director

Jamie Levey                     37       Director

Phillip P. Andrews              49       Director


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

Loretta P. Trevers is one of the original founders of the Company in 1979, has served as President and CEO since March of 1994 and as Chairman of the Board since 1985. She has been a trustee for the Utah Information Technology Association since 1990 and is on the board of directors of Biowave, Inc., a technology company. She received her B.S. degree in Chemistry in 1974 and her M.S. degree in Biochemistry in 1975.

S. Emerson Lybbert was appointed Chief Financial Officer on March 1, 1998. Prior to joining the Company, Mr. Lybbert, a certified public accountant and a certified managerial accountant, was Manager with the public accounting firm of Price Waterhouse in Tampa, Florida, until 1991. From 1991 to 1994 Mr. Lybbert was the CFO for HBA Distributors, Inc. He was also employed by Edwards Manufacturing from 1994 to 1998, holding the position of Chief Financial Officer. Mr. Lybbert received a B.A. in Accounting in 1983 and his Master of Professional Accountancy in 1984, from the University of Utah. Mr. Lybbert has been a shareholder since 1991.

Sandeep Gupte is the Vice President of Engineering at Digitran. He has a B.S. Degree in Computer Engineering and an M.S. Degree in Computer Science. He began his employment at Digitran as a Software Engineer for crane simulator projects in 1990. As a Lead Engineer during 1991 and 1992 he led the design and development of the Company's crane and truck simulators. As a Senior Projects Engineer since 1993 he led the engineering projects in the crane, truck, and petroleum product lines. He is responsible for the management of the Development, Manufacturing and Support groups within the Engineering Department and is integrally involved in the marketing, sales, and new business development activities of the Company.

Gary Blum was appointed director of the Company in October 1994. Mr. Blum is the principal of the Law offices of Gary Blum, Los Angeles, California, which he founded in June 1988. Mr. Blum currently serves as a director of PCC Group, Inc., a publicly held company specializing in the manufacturing and distribution of personal computers and equipment and training devices. Mr. Blum received an MBA and JD from the University of Southern California in 1978.

Jamie Levey was appointed director of the Company in November 1994. Jamie Levey is an independent financial consultant, specializing in international investment banking activities in the global marketplace. She started her career in finance based in various locales overseas as a financial manager of an international travel corporation. After a brief time as an associate of an international mergers and acquisitions boutique in New York, she spent several years as a financial analyst at Prudential Bache Capital Funding and, most recently, as a financial consultant at Merrill Lynch. Ms. Levey has an MBA in Finance and Investments, is multi-lingual and currently resides in New York and Zurich.

Phillip P. Andrews was appointed director of the Company in July 1998. Mr. Andrews is the Director of Information Technology of Case Corporation. From 1991 to early 1998, he was employed by EDS in various capacities including Vice President of Strategic Planning and Strategic Alliance. He has extensive experience in management and computer technology in several highly-regarded companies such as Deloitte & Touche, General Electric, IBM and Ford Motor Company. He is an author and offers expertise regarding megatrends in information technology to the Pentagon, and is a member of several information technology organizations. Mr. Andrews received his MBA from Florida Institute of Technology in 1984 and BSIE in Industrial Engineering from the University of Toledo in 1974.




Compliance  with  Section  16(a) of the  Securities  Exchange  Act of  1934,  as
--------------------------------------------------------------------------------
amended.
--------

During the fiscal year ended April 30,1999, Loretta P. Trevers, officer, director and beneficial owner of more than 10% of the Common Stock, will file several late reports on Form 5 relating to sales of stock and gift transactions.

ITEM 10  EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain specified information concerning the compensation of the Chief Executive Officer of the Company and any executive officer whose total annual salary and bonus exceeded $100,000 (the Named Executive Officers).

                           SUMMARY COMPENSATION TABLE


                                                                       Long Term Compensation
                                                     --------------------------------------------------------------
      Annual Compensation                                    Awards                           Payouts
-----------------------------------------------      --------------------------------------------------------------
(a)        (b)      (c)        (d)      (e)          (f)              (g)              (h)            (i)
                                        Other
Name                                    Annual       Restricted                                       All Other
and                                     Compen-      Stock            LTIP                            Compen-
Principal                               sation       Awards(s)        Options/         Payout         sation
Position   Year     Salary($)  Bonus($) ($)          ($)              SARs (#)         ($)            ($)
--------   ----     ---------  -------- -------      -----------      --------         ------         -------------


Loretta Trevers
(Chairman of the Board
and Chief Executive Officer)
           1998     $140,000   $ -0-    (1)          -0-              200,000          -0-            -0-
           1997     $175,000   $ -0-    (1)          -0-               15,000          -0-            -0-
           1996     $175,507   $ -0-    (1)          -0-              100,000          -0-            -0-
           1995     $176,943   $ -0-    (1)          -0-                  -0-          -0-            -0-
           1994     $140,561   $ -0-    (1)          -0-                  -0-          -0-            -0-

         (1) Loretta Trevers also received the use of automobiles purchased by the Company and personal benefits paid by the Company. The aggregate incremental cost of these items is less than 10% of the total annual salary and bonus paid to Loretta Trevers.

Advances
--------

At the beginning of the year, the Company owed Loretta Trevers $99,582. This debt was settled by Ms. Trevers accepting stock for $83,000 and cash for $16,582. At April 30, 1998 the Company owed Ms. Trevers $13,250.17.

Other Items
-----------

There were no exercises of stock options (or tandem stock appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended April 30, 1998 by any Named Executive Officer. The following table represents outstanding options by officers of the Company:

Options and Stock Issuances
---------------------------

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

(a)                 (b)                     (c)                          (d)                   (e)
                                                                                               Value of
                                                                         Number of             Unexercised
                                                                         Unexercised           In-the-Money
                                                                         Options/SARs          Options/SARs
                                                                         at FY-End (#)         at FY-End ($)
                    Shares Acquired                                      Exercisable/          Exercisable/
Name                on Exercise (#)         Value Realized($)            Unexercisable         Unexercisable
----                ---------------         -----------------            -------------         ------------

Loretta Trevers
(Chief Executive Officer)

        1998                    -0-                       -0-                315,000/0             $20,000/0
        1997                    -0-                       -0-                115,000/0             $20,000/0

Sandeep Gupte
(Executive Vice President of Engineering)

        1998                    -0-                       -0-                200,000/0              $2,000/0
        1997                    -0-                       -0-                100,000/0              $2,000/0

S. Emerson Lybbert
(Chief Financial Officer)

        1998                    -0-                       -0-                150,000/0               $ -0-/0
        1997                    -0-                       -0-                    -0-/0               $ -0-/0


There were no long term incentive plan awards by the Company during the fiscal years ended April 30, 1998 and 1997, to any Named Executive Officer.

Director Compensation
---------------------

Non-employee  directors  are  to  receive  $10,000  per  year  as  compensation.
Non-employee directors may also receive each year, at the discretion of the Chairman of the Board, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on market value on the first trading day in January of the year granted. No options were granted during the fiscal years ended April 30, 1998 or 1997.

During the year ended April 30, 1998 Gary Blum, a director of the Company received 10,000 shares of the Company's stock in lieu of $10,000 of directors fees.

During the year ended April 30, 1998 Jamie Levey, a director of the Company received 10,000 shares of the Company's stock in lieu of $10,000 of directors fees.

The Company's Bylaws as well as Delaware and Utah corporate statutes provide for indemnification of and advances of expenses (including legal fees) under certain circumstances for officers and directors who are a party to or threaten to be made a party to any proceeding by reason of the fact that they are a director, officer or employee of the Company, against expenses and amounts paid in settlement of such actions..

Employment Agreement
--------------------

In August 1997 the Company entered into an employment agreement with the Vice President of Engineering, Sandeep Gupte. In addition to salary, the agreement provides for the issuance of options to purchase up to 100,000 shares of Common Stock exercisable at the fair market value of the stock as determined by the independent auditors, as soon as practicable, but not more than thirty (30) days after the commencement of trading of the Common Stock. The options will be exercisable for a period of 5 years from their vesting dates. The shares underlying the options will be registered in the next registration statement filed by the Company.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------

The following table sets forth as of October 16, 1998 and as adjusted to give effect to the sale of the maximum 2,000,000 shares of Common Stock included in this offering, the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") and Class B Common Stock beneficially owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, Preferred Stock and Class B Common Stock, by each director and each officer of the Company and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.





Name and                 Number                         Number          Percent of
Address of               of shares        Percent of    of shares       outstanding         Number and
Beneficial               of               outstanding   of Class B      shares of           Percent         Percent of
Owner\Identity           Common           Common        Common          Class B             of Preferred    Total Voting
of Group                 Stock            Stock         Stock           Common Stock        Shares          Power
-----------------        ---------------  -----------   ----------      ------------        ------------    ------------

Loretta P. Trevers*
2176 North Main
N. Logan, UT 84341       3,047,800(1)(2)  23.80%        2,000,000       100%                0               70.3%

Clayton Paul Hilliard
P.O. Box 52745
Lafayette, LA 70505      1,105,593         8.63%                0         0                 0                3.4%

S. Emerson Lybbert*
2176 North Main
N. Logan, UT 84341         175,000         1.37%                0         0                 0               **

Sandeep Gupte*
2176 North Main
N. Logan, UT  84341        163,334         1.28%                0         0                 0               **

Gary Blum*
3278 Wilshire Blvd, #603
Los Angeles, CA  90010     132,480         1.03%                0         0                 0               **

Jamie Levey*
40 Wall Street, 59th Fl.
New York, NY  10005          6,666        **                    0         0                 0               **

Phillip P. Andrews*
4829 Cypress Rd
Frisco, TX  75034                0        **                    0         0                 0               **
------------------------------------------------------------------------------------------------------------------------


All executive officers
and directors as a
group  (6 persons)       3,525,280(1)(2)  27.48%        2,000,000       100%                0               73.7%
------------------------------------------------------------------------------------------------------------------------


        *Indicates current officer or director of the Company.
       **Less than one percent

(1) Includes 2,000,000 shares of Class B Common Stock convertible into 2,000,000 shares of Common Stock.

(2) Includes 700,000 shares of Common Stock and 200,000 shares of Class B Common Stock held by a trust of which Ian Frenche is the Trustee. Ms Trevers retains full voting rights of these shares until such time as the shares are sold or traded. Beneficiaries of the trust include three of Ms Trever's children.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------

Other than payment of employee and third party obligations of the Company by Loretta Trevers and as duly reported under ITEM 10, Advances, there is nothing to report in this category.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits. The following documents are filed (separately) as exhibits to this report:

Regulation S-B                                                      Sequential
Exhibit Number                                                      Page Number

(3.1)    Certificate of Incorporation, as amended to date               (5)
(3.2)    Bylaws                                                         (1)
(4.1)    Specimen Preferred Stock Certificate and
         Certificate of Designations                                    (4)
(4.2)    Specimen Common Stock Certificate,
         as amended.                                                    (3)
(4.3)    Form of Selected Dealers' Warrant                              (3)
(4.4)    First Interstate Bank
         Loan documents, as modified                                    (5)
(4.5)    LDP Corp. Line of Credit documents
(10.1)   Option of Howard M. Crosby                                     (1)
(10.2)   Trucksafe Learning Center joint venture contract               (1)
(10.5)   Purchase Agreement on building                                 (3)
(21)     Subsidiaries                                                   (5)

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

*  Indicates management contract or compensatory agreement

(b)  Reports on Form 8-K                    None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Digitran Systems, Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the _____ day of March, 1999.

         DIGITRAN SYSTEMS, INCORPORATED
                (Registrant)

         By    /s/ Loretta Trevers
         -------------------------------------

         -------------------------------------
         Its:      President
         -------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Loretta Trevers            Chairman of the Board              March 31, 1999
----------------------         (Chief Executive Officer,
Loretta Trevers                & President)


/s/ S. Emerson Lybbert         Chief Financial Officer            March 31, 1999
----------------------         Corporate Secretary
Scott E. Lybbert

/s/ Gary Blum                  Director                           March 31, 1999
----------------------
Gary Blum

/s/ Jamie Levey                Director                           March 31, 1999
----------------------
Jamie Levey

/s/ Phillip P. Andrews         Director                           March 31, 1999
----------------------
Phillip P. Andrews