Form 10QSB
period 1998-07-31
DIGITRAN SYSTEMS INC /DE
filed 1999-04-08
CIK 876134

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

                       For the quarter ended July 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                              ---------------------

For the Transition Period from                          to
Commission File Number 1-11034

                         DIGITRAN SYSTEMS, INCORPORATED
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    72-0861671
         -------------------------------                   -------------------
         (State of other jurisdiction of                     (I.R.S. employer
         incorporation or organization)                    identification No.)

            2176 North Main, P.O. Box 6310, North Logan, UT 84341-631
           ----------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (435) 752-9067
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
         -------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes     X      No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at July 31, 1998
-----------------------------------------      ----------------------------
   Common stock, $.01 par value                          13,050,629
   Class B Common stock, $.01 par value                   2,000,000

   Transitional Small Business Disclosure Format (Check one)

                                        Yes            No     X

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                       PAGE
                                                                       ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Unaudited Condensed Consolidated Balance Sheet
         as of July 31, 1998                                            3

         Unaudited Condensed Consolidated Statements of Operations,
         for the three month periods ended July 31, 1998 and 1997       4

         Unaudited Condensed Consolidated Statements of Cash Flows,
         for the three month periods ended July 31, 1998 and 1997       5

         Notes to Unaudited Condensed Consolidated Interim Financial
         Statements                                                     6

     Item 2. Management's Discussion and Analysis of Financial

         Condition or Plan of Operation                                 9


PART II. OTHER INFORMATION                                             11


SIGNATURES                                                             12

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION
-----------------------------


     ITEM 1     FINANCIAL STATEMENTS
     ------     --------------------


                 DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  July 31, 1998


                                     ASSETS

CURRENT ASSETS

     Cash and cash equivalents                               $           13,000
     Accounts receivable                                                367,000
     Inventories                                                        759,000
                                                             ------------------
                Total Current Assets                                  1,139,000

Property, Plant, and Equipment (Net)                                    424,000
                                                             ------------------
                                                             $        1,563,000
                                                             ==================

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                   $        1,622,000
     Short Term Notes Payable                                           743,000
                                                             ------------------
                Total Current Liabilities                             2,365,000
                                                             ------------------
Long Term Notes Payable                                                 921,000
                                                             ------------------
Commitments and Contingencies                                                 -

Shareholder's Deficit
     Preferred Stock                                                      1,000
     Common Stock                                                       136,000
     Class B Common Stock                                                20,000
     Additional Paid-in Capital                                       9,031,000
     Retained Earnings (Deficit)                                    (10,911,000)
                                                             -------------------
                Total Shareholder's Deficit                          (1,723,000)
                                                             ------------------
                                                             $        1,563,000
                                                             ==================

     The accompanying notes are an integral part of these financial statements.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

                 DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended July 31,
                                                        ^1998          ^1997
                                                    ----------------------------

NET SALES                                           $  605,000       $  818,000

COST OF GOODS SOLD                                     359,000          475,000
                                                    ----------------------------

GROSS PROFIT OR (LOSS)                              $  246,000       $  343,000

EXPENSES
  Selling, general and administrative expenses         687,000          400,000
  Depreciation and Amortization                         45,000           25,000
                                                    ----------------------------

OPERATING INCOME                                    $ (486,000)      $  (82,000)

OTHER INCOME (EXPENSE)
  Interest                                            (130,000)         (81,000)
  Litigation Settlement Cost & Inventory Write Down                    (142,000)
  Gain on Sale of Real Estate                          416,000                -
  Other                                                      -           11,000
                                                    ----------------------------

INCOME (LOSS) BEFORE INCOME TAXES                   $ (200,000)      $ (294,000)

INCOME TAXES                                                 -                -
                                                    ----------------------------

NET INCOME (LOSS)                                   $ (200,000)      $ (294,000)

LESS CURRENT UNPAID DIVIDENDS ON PREFERRED STOCK             -                -
                                                    ----------------------------

NET LOSS APPLICABLE TO COMMON SHARES                $ (200,000)      $ (294,000)
                                                    ============================

LOSS PER SHARE APPLICABLE TO COMMON STOCK                (0.02)           (0.03)
                                                    ============================



WEIGHTED AVERAGE COMMON STOCK AND
     COMMON STOCK EQUIVALENTS OUTSTANDING           12,932,849       10,784,000
                                                    ============================



     The accompanying notes are an integral part of these financial statements

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

                 DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)







                                                    Three Months Ended July 31,
                                                        ^1998           ^1997
                                                    ----------------------------


Cash Flows From Operating Activities
  Net Loss                                          $ (200,000)      $ (294,000)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
     Depreciation and Amortization                      45,000           25,000
     Issuance of common stock for services
      and litigation settlement                                         163,000
     (Increase) Decrease in:
      Accounts Receivable                              (72,000)        (178,000)
      Inventory                                        (63,000)         236,000
      Costs & Earning in excess of billings                            (135,000)
      Other current assets
     Increase (Decrease) in:
      Accounts Payable and other Current liabilities    98,000          142,000
      Billing in excess of costs                                       (266,000)
                                                    ----------------------------

  Net Cash Used in Operating Activities             $ (192,000)      $ (307,000)

Cash Flows From Investing Activities
  Purchase of property and equipment                         0           (4,000)
                                                    ----------------------------

  Net Cash Used in Investing Activities                      0           (4,000)

Cash Flows From Financing Activities
  Proceeds from Stock Offering                         220,000
  Proceeds from short term borrowing                   397,000          392,000
  Payments on short term borrowing                    (753,000)         (32,000)
  Proceeds from long term borrowing                    631,000
  Payments on long term borrowing                     (764,000)         (22,000)
  Net Proceeds from sale of buildings                  409,000
                                                    ----------------------------
  Net Cash Provided by Financing Activities         $  140,000       $  338,000

Net Increase (Decrease) in Cash                        (52,000)          27,000

Cash Beginning of Period                                65,000           39,000
                                                    ----------------------------

Cash End of Period                                  $   13,000       $   66,000
                                                    ============================

     The accompanying notes are an integral part of these financial statements

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 31, 1998, and the results of operations and cash flows for the three month periods ended July 31, 1998 and 1997 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 audited financial statements. The results of operations for the periods ended July 31, 1998 and 1997 are not necessarily indicative of the operating results for the respective full years.

     The simulator products which are marketed by the Company sell at a very high price in comparison to the total annual sales of the Company. This relationship leads to individual sales having a disproportionately large effect on total sales. Therefore, sales within a quarter can lead to highly volatile results of operations for individual quarters. The results for individual quarters may not be indicative of annual results. All quarterly information should be considered in light of the last fiscal year and the current year to date operations of the Company. Furthermore, due to the fixed nature of certain costs of revenues, the gross margins on relatively low revenue volumes will be lower than otherwise expected.


NOTE 2 - COMMITMENTS AND CONTINGENCIES


     Shareholder Litigation

     On April 1, 1993, the Securities and Exchange Commission initiated an investigation of the company. This in turn precipitated litigation by certain shareholders. The full and complete details of these actions have been previously reported in prior 10-KSB and 10-QSB filings. On July 21, 1998, the Company made the final payment towards the settlement with the shareholders. This will be the last quarter in which this litigation will be addressed.

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

     The Company has been unable to qualify for traditional lines of credit. However, the Company has been able to obtain short term borrowings and

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

     lines of credit from related  parties,  a local  government  agency,  and a
     financial   institution   which  have  been   backed  by  certain   Company
     receivables.

     The Company's continued existence is dependent upon its ability to focus on operational considerations in order to maintain the growth in sales opportunities and continue bringing to fruition a number of the sales proposals currently outstanding to potential customers. Management plans to continue focusing its time, attention and financial resources on operational considerations.

     In August 1997, the Company initiated a $3,000,000 private offering of its common stock. The offering consisted of 1,500,000 units, each of which consisted of two shares of common stock and one warrant entitling the holder to acquire one additional share of common stock for $1.50 on or before February 28, 1999. Each unit sold for $2.00 cash. Certain broker-dealers were entitled to a commission of 10% to 13%. The Company closed the offering on August 15, 1998 after having sold 1,163,731 units for $1,163,731.


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

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of July 31, 1998 there were 143,767 shares outstanding.

     The overwhelming majority of Preferred shareholders have converted their Preferred shares into Common shares. This is because it appears likely that the Common stock share price will appreciate faster than the Company's ability to overcome its accumulated deficit. There are currently insufficient preferred shares remaining for them to trade publicly. The Preferred share's characteristics are described below:

     Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15. The Company paid dividends of $27,362 for September 15, 1992 and $136,682 for March 15, 1993. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $402,548. The future payment of dividends on the Preferred Stock is dependent on cash flow from operations and potential reduction in dividend liability through conversion of preferred shares for common shares. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
----------------------------

ITEM 2 Management's  Discussion  and Analysis of Financial  Condition or Plan of
--------------------------------------------------------------------------------
Operations.
-----------

Reporting Note. Due to the late date of this filing, management chooses to report its plans as of the date of filing, which would include information subsequent to the ending date of the period being reported. Management believes that reporting the most current information is more meaningful.

Management's Future Plans
-------------------------

Financing
---------

To allow the Company to move forward, grow and have sufficient liquidity for future operations, the Company is seeking to restructure its finances as follows. In the absence of this or a similar refinancing, the Company will experience cash flow problems on a chronic basis until operations can generate positive cash flow:

  (1)  Equity Financing                                   $3,000,000   minimum
       Senior Debt                                         1,500,000
       Line of Credit                                        500,000
            Total                                         $5,000,000
                                                          ===========

     (1) The Company is seeking to sell common stock in a Private Placement Offering. However, other potential equity instruments such as a separate class of Preferred Shares is also possible.



The Use of Proceeds from the financing are described as follows:

       Commissions                                        $  300,000
       Payments for Short Term Debt                          500,000
       Overdue Payables - Key Vendors                        500,000
       Payment for Long Term Debt                            350,000
       Product Development                                   150,000
       Increased Marketing Efforts                           150,000
       Increased Engineering Personnel                       150,000
       Stock Market Relations                                 50,000
       Working Capital and General Corporate
          Purposes to Finance Growth                       2,500,000
                                                          ----------

            Total                                         $5,000,000
                                                          ==========

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

New Product Development
-----------------------

The Company is developing variations to its larger scale products. As computer components become increasingly more capable and less expensive, development of smaller, personal computer-based simulators becomes more feasible. Also, mid-sized simulators are being developed for those customers who need simulated training, but can't afford or don't need, all the features available on current models. These variations are being developed primarily for the Crane and Truck product lines.

Key Executives
--------------

During this fiscal year, the Company bolstered its management team with three experienced executives (Sales, Marketing and Accounting). The Company continues to develop and enhance its commitment to quality and to reversing the current condition of Digitran. The additional sales personnel are already accelerating the completion of existing projects, as well as identifying other potential customers.

Results of Operations.     Three months ended July 31, 1998 vs. 1997
---------------------

Sales. Sales were adversely affected throughout the year and during this quarter by the following:

A. Lack of cash resources. The Company could not take advantage of all potential sales opportunities due to the lack of available resources at various times throughout the year.

B. Instability in the global economy. The Company saw several significant potential projects eliminated or deferred by their customers, due to uncertainties with the customer's currency, national economy, or other political issues.

C. Drop in Petroleum Industry prices. Softness in the oil industry has also led to the postponement of several sizeable projects from those customers.

D.                Lack  of  alternative  product  offering.   Consequently,  the
                  Company is developing smaller and mid-sized products in order to increase its sales and service market.


Cost of Sales. Cost of sales will appear to be unusually high for the current period when compared to the previous period. This is because the Company's management has chosen to report its results from operations in a very conservative manner. Cost of sales consists of two major expense categories:

(1)      Cost of Parts and Components (variable by item sold)
(2)      Engineering and Production Labor (fixed by pay period)

Manufacturing overhead is negligible. Consequently, gross margins will be adversely affected when sales levels are below the breakeven point. Gross margins could possibly be negative if sales do not exceed the Company's fixed commitment to Engineering and Production labor. This change in presentation is part of a concerted effort by management to simplify its accounting practices and to eliminate practices that involve or create intangible assets.

Selling, General and Administrative. During this period, the Company invested heavily in Sales and Marketing efforts: Trade shows, advertising and extensive

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

travel. Also because of weak cash flow, the Company incurred commitment fees, legal fees and investor related expenses in excess or normal levels during this quarter.

Interest. Interest expense increased 60% due to the increased borrowing and a higher average rate.

Sale Leaseback of Building.  During the quarter, the Company entered into a Sale
- Leaseback Agreement with a shareholder, for the two buildings it occupies in North Logan. The sale price was at fair market value and the lease term is for 10 years. A gain was recognized due to the difference between market value and book value.

PART II OTHER INFORMATION
-------------------------

ITEM 1 Legal Proceedings
------------------------

          See "Note 2 - Commitments and Contingencies, Shareholder Litigation".


ITEM 2 Changes in Securities
----------------------------

         During this quarter, 220,000 shares of common stock were issued as part of the Private Offering Memorandum. 114,426 shares of common stock were issued as part of the Preferred Stock conversion, and 100 shares of common stock was issued to employees for services rendered. 91,652 shares of common stock was returned to the company in conjunction with renegotiated settlement agreements.

ITEM 3 Defaults on Senior Securities
------------------------------------

          Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. No preferred stock dividends have been paid since September 15, 1993 resulting in aggregate dividends in arrears of $402,548.

ITEM 4 Submission of Matters to a Vote of Security Holders
----------------------------------------------------------

          None

ITEM 5 Other
------------

          None

ITEM 6 Exhibits and Reports on Form 8-K
---------------------------------------

(a)      Exhibits:   None

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                                   SIGNATURES



       In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                               Digitran Systems, Incorporated
                             ---------------------------------------------------
                                       Registrant



Dated March 31, 1999         By: /s/  Loretta Trevers
      --------------             -----------------------------------------------
                                 By: Loretta Trevers
                                 (President, Chairman & Chief Executive Officer)


Dated  March 31, 1999        By: /s/  S. Emerson Lybbert
       --------------            -----------------------------------------------
                                 By:  S. Emerson Lybbert
                                 (Chief Financial Officer)