Form 10QSB
period 1998-10-31
DIGITRAN SYSTEMS INC /DE
filed 1999-04-08
CIK 876134

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

                     For the quarter ended October 31, 1998

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

            2176 North Main, P.O. Box 6310, North Logan, UT 84341-631
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (435) 752-9067
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
     ----------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes     X      No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at October 31, 1998
-----------------------------------------      -------------------------------
   Common stock, $.01 par value                             13,266,995
   Class B Common stock, $.01 par value                      2,000,000

   Transitional Small Business Disclosure Format (Check one)

                                    Yes No X

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
             as of October 31, 1998                                         3

          Unaudited Condensed Consolidated Statements of Operations,
             for the three month and six month periods ended
             October 31, 1998 and 1997                                      4

          Unaudited Condensed Consolidated Statements of Cash Flows,
             for the six month periods ended October 31, 1998 and 1997      5

          Notes to Unaudited Condensed Consolidated Interim Financial
                    Statements                                              6

    Item 2. Management's Discussion and Analysis of Financial

                  Condition or Plan of Operation                            9


PART II. OTHER INFORMATION                                                 11


SIGNATURES                                                                 10

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


PART I  FINANCIAL INFORMATION
-----------------------------


     ITEM 1     FINANCIAL STATEMENTS
     ------     --------------------


                 DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                October 31, 1998


                                                  ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                                          $         14,000
     Accounts receivable                                                                                         321,000
     Inventories                                                                                                 609,000
                                                                                                        ----------------
                               Total Current Assets                                                              944,000

Property, Plant, and Equipment (Net)                                                                             384,000
                                                                                                        ----------------
                                                                                                        $      1,328,000
                                                                                                        ================


                                   LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                                                              $      2,016,000
     Short Term Notes Payable                                                                                    880,000
                                                                                                        ----------------
                          Total Current Liabilities                                                            2,896,000
                                                                                                        ----------------
Long Term Notes Payable                                                                                          939,000
                                                                                                        ----------------
Commitments and Contingencies                                                                                          -

Shareholder's Deficit
     Preferred Stock                                                                                               1,000
     Common Stock                                                                                                136,000
     Class B Common Stock                                                                                         20,000
     Additional Paid-in Capital                                                                                9,119,000
     Retained Earnings (Deficit)                                                                             (11,783,000)
                                                                                                        ----------------
                              Total Shareholder's Deficit                                                     (2,507,000)
                                                                                                        ----------------
                                                                                                        $      1,328,000
                                                                                                        ================


     The accompanying notes are an integral part of these financial statements.


                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

                 DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended October 31,                Six months Ended October 31,
                                                   ^1998                ^1997                 ^1998                  ^1997
                                               -----------------------------------------------------------------------------

NET SALES                                      $   196,000           $   817,000         $   801,000           $  1,635,000

COST OF GOODS SOLD                                 399,000               453,000             758,000                928,000
                                               ----------------------------------------------------------------------------

GROSS PROFIT OR (LOSS)                         $  (203,000)              364,000         $   (43,000)          $    707,000

EXPENSES
  Selling, general and administrative expenses $   493,000           $   346,000         $ 1,180,000           $    746,000
  Depreciation and Amortization                     45,000                25,000              90,000                 50,000
                                               ----------------------------------------------------------------------------

OPERATING INCOME                               $  (741,000)          $    (7,000)        $(1,227,000)          $    (89,000)

OTHER INCOME (EXPENSE)
  Interest                                     $  (131,000)          $   (96,000)        $  (261,000)          $   (177,000)
  Expense of stock issued for services and
    Litigation Settlement                                               (105,000)                                  (268,000)
  Gain on Litigation Settlement and Other                                 41,000                                     52,000
  Gain on Sale of Real Estate                                                                416,000
                                               ----------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES              $  (872,000)          $  (167,000)        $(1,072,000)          $   (482,000)

INCOME TAXES                                             -                     -                   -                      -
                                               ----------------------------------------------------------------------------

NET INCOME (LOSS)                              $  (872,000)          $  (167,000)        $(1,072,000)          $   (482,000)
                                               ----------------------------------------------------------------------------

LESS CURRENT UNPAID DIVIDENDS
     ON PREFERRED STOCK                             26,000                     -             (26,000)                     -
                                               ----------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON SHARES           $  (893,000)          $  (167,000)        $(1,098,000)          $   (482,000)

LOSS PER SHARE APPLICABLE TO COMMON STOCK      $     (0.07)          $     (0.02)        $     (0.10)          $      (0.04)
                                               ============================================================================


WEIGHTED AVERAGE COMMON STOCK AND
     COMMON STOCK EQUIVALENTS OUTSTANDING      $13,093,511           $11,104,000         $13,093,511           $ 10,784,000
                                               ============================================================================


     The accompanying notes are an integral part of these financial statements


                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                 DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six Months Ended October 31,
                                                                                            ^1998               ^1997
                                                                                        --------------------------------

 Cash Flows From Operating Activities
     Net Loss                                                                           $ (1,072,000)        $  (482,000)
     Adjustments to reconcile net loss to net cash
        Provided by (used in) operating activities:
                     Depreciation and Amortization                                            90,000              50,000
                     Loss in equity in joint venture
                     Issuance of common stock for services
                          and litigation settlement                                          143,000             268,000
                     Gain on litigation settlements                                                              (52,000)
                     (Increase) Decrease in:
                         Accounts Receivable                                                 (26,000)           (119,000)
                         Inventory                                                            87,000             251,000
                         Costs & Earning in excess of billing                                                   (389,000)
                         Other current assets                                                                      5,000
                     Increase (Decrease) in:
                         Accounts Payable and other Current liabilities                      437,000            (552,000)
                         Billing in excess of costs                                                             (267,000)
                                                                                        --------------------------------

     Net Cash Used in Operating Activities                                              $   (341,000)        $(1,287,000)

Cash Flows From Investing Activities
     Purchase of property and equipment                                                       (5,000)             (4,000)
                                                                                        --------------------------------
     Net Cash Used in Investing Activities                                              $     (5,000)        $    (4,000)

Cash Flows From Financing Activities
     Proceeds from Stock Offering                                                            220,000             525,000
     Proceeds from short term borrowing                                                      565,000             932,000
     Payments on short term borrowing                                                       (784,000)           (115,000)
     Proceeds from long term borrowing                                                       649,000                   -
     Payments on long term borrowing                                                        (764,000)            (78,000)
     Net Proceeds from sale of buildings                                                     409,000
                                                                                        --------------------------------

Net Cash Provided by Financing Activities                                               $    295,000         $ 1,264,000

Net Increase (Decrease) in Cash                                                              (51,000)            (27,000)

Cash Beginning of Period                                                                      65,000              39,000
                                                                                        --------------------------------

Cash End of Period                                                                      $     14,000         $    12,000
                                                                                        ================================



     The accompanying notes are an integral part of these financial statements

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     Digitran Systems, Incorporated (the "Registrant") files herewith unaudited condensed balance sheets of the Registrant as of October 31, 1998, unaudited condensed statements of operations for the three months and six months ended October 31, 1998 and 1997 and unaudited condensed statements of cash flows for the six months ended October 31, 1998 and 1997 together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 audited financial statements. The results of operations for the periods ended October 31, 1998 and 1997 are not necessarily indicative of the operating results for the respective full years.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. In the opinion of management the ultimate resolution of these matters will not have a material adverse impact upon the Company, its business or property.

     Going Concern

     The accompanying financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, has a deficit in working capital, and has an accumulated earnings deficit.

     The Company has not been unable to utilize traditional forms of corporate financing for several years. However, the Company has been able to obtain short term borrowings and lines of credit from related parties, a local government agency, and a financial institution which have been backed by certain Company receivables.

     The Company's continued existence is dependent upon its ability to focus on operational considerations in order to maintain the growth in sales opportunities and continue bringing to fruition a number of the sales proposals currently outstanding to potential customers. Management plans to continue focusing its time, attention and financial resources on operational considerations.

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


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

     Class B common may not receive a dividend until an annual dividend of at least $.05 is paid on the common stock. Holders of Class B common have preemptive rights with respect to the Class B common stock and may convert each share of Class B common into one share of the common stock at any time. Holders of Class B common are entitled to one vote per share held. The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of October 31, 1998 there were 91,575 shares outstanding. The overwhelming majority of Preferred shareholders have converted their Preferred shares into Common shares. This is because it appears likely that the Common stock share price will appreciate faster than the Company's ability to overcome its accumulated deficit. There are currently insufficient preferred shares remaining for them to trade publicly. The Preferred share's characteristics are described below:

     Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15. The Company paid dividends of $27,362 for September 15, 1992 and $136,682 for March 15, 1993. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $282,612. The future payment of dividends on the Preferred Stock is dependent on cash flow from operations and potential reduction in dividend liability through conversion of preferred shares for common shares. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

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

         (1)      Equity Financing                          $3,000,000   minimum
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



The Use of Proceeds from the financing are described as follows:

                  Commissions                                  $   300,000
                  Payments for Short Term Debt                     500,000
                  Overdue Payables - Key Vendors                   500,000
                  Payment for Long Term Debt                       500,000
                  Product Development                              350,000
                  Increased Marketing Efforts                      150,000
                  Increased Engineering Personnel                  150,000
                  Stock Market Relations                            50,000
                  Working Capital and General Corporate
                           Purposes to Finance Growth            2,500,000
                                                               -----------

                                    Total                      $ 5,000,000
                                                               ===========

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

New Product  Development
------------------------

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

Results of Operations.     Six months ended October  31, 1998 vs. 1997
---------------------

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

Selling, General and Administrative. During this quarter, the Company invested heavily in Sales and Marketing efforts: Trade shows, advertising and extensive

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


travel. Also because of weak cash flow, the Company incurred commitment fees, legal fees and investor related expenses in excess or normal levels during this quarter.

Interest. Interest expense increased 48% due to the increased borrowing and a higher average rate.

Sale Leaseback of Building. During the first quarter, the Company entered into a Sale - Leaseback Agreement with a shareholder, for the two buildings it occupies in North Logan. The sale price was at fair market value and the lease term is for 10 years. A gain was recognized due to the difference between market value and book value.


PART II OTHER INFORMATION
-------------------------


ITEM 1 Legal Proceedings
------------------------

          See Note 2 - "Commitments and Contingencies"

ITEM 2 Changes in Securities
----------------------------

          During this quarter, 42,150 shares of common stock were issued as part of the Preferred Stock conversion. 174,166 shares of common stock were issued to consultants, suppliers and employees for services rendered.


ITEM 3 Defaults on Senior Securities
------------------------------------

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. No preferred stock dividends have been paid since September 15, 1993, resulting in aggregate dividends in arrears of 282,612.

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





                                  Digitran Systems, Incorporated
                                  ------------------------------
                                         Registrant



Dated March 31, 1999              By: /s/  Loretta Trevers
                                  ------------------------------
                                  By: Loretta Trevers
                                 (President, Chairman & Chief Executive Officer)


Dated March 31, 1999              By: /s/  S. Emerson Lybbert
                                  ------------------------------
                                  By:  S. Emerson Lybbert
                                  (Chief Financial Officer)