Form 10QSB
period 1999-01-31
DIGITRAN SYSTEMS INC /DE
filed 1999-04-08
CIK 876134

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

                     For the quarter ended January 31, 1999

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

            2176 North Main, P.O. Box 6310, North Logan, UT 84341-631
              (Address of principal executive offices and zip code)

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
                                    Yes X No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at January 31, 1999
-----------------------------------------        -------------------------------
   Common stock, $.01 par value                            13,641,379
   Class B Common stock, $.01 par value                     2,000,000

   Transitional Small Business Disclosure Format (Check one)

                                        Yes            No     X

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

        Unaudited Condensed Consolidated Balance Sheet
          as of January 31, 1999                                               3

        Unaudited Condensed Consolidated Statements of Operations,
          for the three month and nine month periods ended
          January 31, 1999 and 1998                                            4

        Unaudited Condensed Consolidated Statements of Cash Flows, for
          the three month and nine month periods ended
          January 31, 1999 and 1998                                            5

        Notes to Unaudited Condensed Consolidated Interim Financial
          Statements                                                           6

    Item 2. Management's Discussion and Analysis of Financial

          Condition or Plan of Operation                                       9


PART II. OTHER INFORMATION                                                    11


SIGNATURES                                                                    10

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


PART I  FINANCIAL INFORMATION
-----------------------------


     ITEM 1     FINANCIAL STATEMENTS
     ------     --------------------


                 DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                January 31, 1999


                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                     $           18,000
    Accounts receivable                                      834,000
    Inventories                                               82,000
                                                  ------------------
                  Total Current Assets            $          934,000

Property, Plant, and Equipment (Net)                         342,000
                                                  ------------------
                  Total Assets                    $        1,276,000
                                                  ==================


                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses         $        2,051,000
    Short Term Notes Payable                               1,009,000
                                                  ------------------
                  Total Current Liabilities       $        3,060,000
                                                  ------------------
Long Term Notes Payable                           $          980,000
                                                  ------------------

Commitments and Contingencies                                      -

Shareholder's Deficit
    Preferred Stock                                            1,000
    Common Stock                                             136,000
    Class B Common Stock                                      20,000
    Additional Paid-in Capital                             9,157,000
    Retained Earnings (Deficit)                          (12,078,000)
                                                  ------------------
                  Total Shareholder's Deficit             (2,764,000)
                                                  ------------------
                                                  $        1,276,000
                                                  ==================

     The accompanying notes are an integral part of these financial statements.

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

                 DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended January 31,             Nine months Ended January 31,
                                                      ^1999                  ^1998              ^1999                  ^1998
                                                   ---------------------------------------------------------------------------------


NET SALES                                          $  1,030,000        $     852,000         $  1,831,000            $  2,487,000

COST OF GOODS SOLD                                      802,000              529,000            1,560,000               1,457,000
                                                   ---------------------------------------------------------------------------------

GROSS PROFIT OR (LOSS)                             $    228,000        $     323,000         $    271,000            $  1,030,000

EXPENSES
     Selling, general and administrative expenses  $    372,000        $     240,000         $  1,553,000            $    986,000
     Depreciation and Amortization                       45,000               25,000              134,000                  75,000
                                                   ------------------------------------------------------------------------------

OPERATING INCOME                                   $   (189,000)       $      58,000         $ (1,416,000)           $    (31,000)

OTHER INCOME (EXPENSE)
     Interest                                      $   (106,000)       $    (101,000)        $   (366,000)           $   (278,000)
     Expense of stock issued for services and
         Litigation Settlement                                               (13,000)                                    (281,000)
     Gain on Litigation Settlement and Other                                                                               52,000
     Gain on Sale of Buildings                                                                    416,000                       .
                                                   ------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                  $   (295,000)       $     (56,000)        $ (1,366,000)           $   (538,000)

INCOME TAXES                                                  -                    -                    -                       -
                                                   ------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $   (295,000)       $     (56,000)        $ (1,366,000)           $   (538,000)


LESS CURRENT UNPAID DIVIDENDS
     ON PREFERRED STOCK                                       -                    -              (26,000)                      -
                                                   ------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON SHARES               $   (295,000)       $     (56,000)        $ (1,392,000)           $   (538,000)
                                                   ==============================================================================


LOSS PER SHARE APPLICABLE TO COMMON STOCK          $      (0.02)       $       (0.00)        $      (0.10)           $      (0.05)
                                                   ==============================================================================



WEIGHTED AVERAGE COMMON STOCK AND
     COMMON STOCK EQUIVALENTS OUTSTANDING          $ 13,406,708        $  11,685,413         $ 13,406,708            $ 11,685,413
                                                   ==============================================================================


     The accompanying notes are an integral part of these financial statements

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                 DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                   Nine Months Ended January 31,
                                                         ^1999            ^1998
                                                   -----------------------------
Cash Flows From Operating Activities
  Net Loss                                            $ (1,366,000) $  (538,000)
  Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities:
      Depreciation and Amortization                        135,000       75,000
      Issuance of common stock for services
        and litigation settlement                          180,000      281,000
      Gain on litigation settlements                                    (52,000)
      (Increase) Decrease in:
        Accounts Receivable                               (539,000)     132,000
        Inventory                                          614,000      195,000
        Costs & Earning in excess of billing                           (192,000)
        Other current assets                                              3,000
      Increase (Decrease) in:
        Accounts Payable and other Current liabilities     472,000     (889,000)
        Billing in excess of costs                                     (267,000)
                                                   -----------------------------

  Net Cash Used in Operating Activities               $   (504,000) $(1,252,000)

Cash Flows From Investing Activities
  Purchase of property and equipment                        (8,000)      (4,000)
  Increase in capitalized simulator costs                                     -
                                                   -----------------------------
  Net Cash Used in Investing Activities               $     (8,000) $    (4,000)

Cash Flows From Financing Activities
  Proceeds from Stock Offering                             220,000      555,000
  Proceeds from short term borrowing                       797,000    1,001,000
  Payments on short term borrowing                        (887,000)    (246,000)
  Proceeds from long term borrowing                        691,000       39,000
  Payments on long term borrowing                         (765,000)     (83,000)
  Net Proceeds from Sale of Buildings                      409,000            0
                                                   -----------------------------

  Net Cash Provided by Financing Activities           $    465,000  $ 1,266,000

Net Increase (Decrease) in Cash                            (47,000)      10,000

Cash Beginning of Period                                    65,000       39,000
                                                   -----------------------------

Cash End of Period                                    $     18,000  $    49,000
                                                   =============================


     The accompanying notes are an integral part of these financial statements

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     Digitran Systems, Incorporated (the "Registrant") files herewith unaudited condensed balance sheets of the Registrant as of January 31, 1999, unaudited condensed statements of operations for the three months and nine months ended January 31, 1999 and 1998 and unaudited condensed statements of cash flows for the nine months ended January 31, 1999 and 1998 together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 audited financial statements. The results of operations for the periods ended January 31, 1999 and 1998 are not necessarily indicative of the operating results for the respective full years.

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

     During the quarter, the Company formed Digitran Simulation Systems, Inc., a wholly-owned subsidiary formed under the laws of Arizona, USA. The Company then transferred its crane division to this subsidiary.

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

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

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

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of January 31, 1999 there were 62,075 shares outstanding.

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

     Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15. The Company paid dividends of $27,362 for September 15, 1992 and $136,682 for March 15, 1993. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $191,191. The future payment of dividends on the Preferred Stock is dependent on cash flow from operations and potential reduction in dividend liability through conversion of preferred shares for common shares. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

     be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.


PART I FINANCIAL INFORMATION
----------------------------

ITEM 2  Management's  Discussion  and  Analysis of  Financial  Condition or Plan
--------------------------------------------------------------------------------
of Operations.
--------------

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

The Use of Proceeds from the financing are described as follows:
                  Commissions                             $  200,000
                  Payments for Short Term Debt               500,000
                  Overdue Payables - Key Vendors             500,000
                  Payment for Long Term Debt                 500,000
                  Product Development                        350,000
                  Increased Marketing Efforts                150,000
                  Increased Engineering Personnel            150,000
                  Stock Market Relations                      50,000
                  Working Capital and General Corporate
                           Purposes to Finance Growth      2,500,000
                                                          ----------

                                    Total                 $5,000,000
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

Key Executives
--------------

During this fiscal year, the Company bolstered its management team with three experienced executives (Sales, Marketing, and Accounting). The Company continues to develop and enhance its commitment to quality and to reversing the current condition of Digitran. The additional sales personnel are already accelerating the completion of existing projects, as well as identifying other potential customers.


Results of Operations.     Nine months ended January 31, 1999 vs. 1998
---------------------

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

Interest. Interest expense increased 30% due to the increased borrowing and a higher average rate.


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

PART II OTHER INFORMATION
-------------------------

ITEM 1 Legal Proceedings
------------------------

          See Note 2 - "Commitments and Contingencies"

ITEM 2 Changes in Securities
----------------------------

During this quarter, 12,000 shares of common stock were issued as part of the Private Offering Memorandum. 88,500 shares of common stock were issued as part of the Preferred Stock conversion. 272,884 shares of common stock were issued to consultants, suppliers and employees for services rendered.

ITEM 3 Defaults on Senior Securities
------------------------------------

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. No preferred stock dividends have been paid since September 15, 1993, resulting in aggregate dividends in arrears of 191,191.

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






                                   Digitran Systems, Incorporated
                                ------------------------------------
                                            Registrant



Dated March 31, 1999            By: /s/  Loretta Trevers
                                ------------------------------------
                                By: Loretta Trevers
                                (President, Chairman & Chief Executive Officer)


Dated March 31, 1999            By: /s/  S. Emerson Lybbert
                                ------------------------------------
                                By:  S. Emerson Lybbert
                                (Chief Financial Officer)