Form 10KSB
period 1999-04-30
DIGITRAN SYSTEMS INC /DE
filed 1999-08-30
CIK 876134

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 __________
                                FORM 10-KSB
                 [x] Annual Report Under Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended April 30, 1999

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

      YES  [X]    NO  [  ]


     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.       [  ]


     State Issuer's revenues for its most recent fiscal year: 1999 -
$1,956,000


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,846,280 at April 30, 1999, computed at the closing quotation for the Registrant's common stock of $0.25 as of April 30, 1999.


     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at April 30, 1999 there were 14,126,861 shares of the Registrant's Common Stock and 2,000,000 shares of Class B Common Stock outstanding.


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

     The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. For the year ended April 30, 1999 the "going concern" assumption is qualified due to the Company's current financial condition and the Company's inability to achieve and sustain profitable operations in recent years. The company's operations were greatly affected by a shareholder lawsuit which began in 1993 and was fully satisfied in July of 1998.


Existing Simulator Training Systems

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

TYPE OF SIMULATOR/SOFTWARE              TRAINING AREAS

Drilling and Well Control               Day to day operations and emergencies:
   Full size, portable and                 Drilling techniques
   ultra lite versions
   Land or off-shore operations            Blowout Prevention
                                           Cementing
                                           Directional Drilling
                                           Mud analysis's Treatment
                                           Drill Stem Testing, etc.

Production and Workover                Procedures and Theory of Production and
   Full size and portable versions     Workover operations:
   Land and off-shore operations       Forward and reverse circulation
                                       Reservoir flow testing
                                       Bullheading
                                       Lubricate and Bleeding
                                       Formation fracturing
                                       Equipment failures, etc.
Student Training Programs
   Drill Track                         Directional Drilling
   Drill Trainer                       Cost Estimation

Many other products are currently under development.

Truck Simulation Systems.

     The Company has developed a truck simulator for use in training drivers in varying types of truck use, from mining and over-the-road hauling using single, double, triple and tanker trailers, to localized applications such as those found within ports, terminals and airports. The truck simulator consists of a truck cab, motion base, projection screen and instructor's console similar to those found in the Company's crane simulation systems.

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

     The Company has completed and is continuing to work towards the completion of training curriculum for the trucking industry which combines simulation, interactive video technology, and classroom0 techniques to provide training to the new and the experienced driver.

Sales
     Revenues for the year ended April 30, 1999 were as follows:


            Simulators     %      Support Contracts     %      Total
%
Crane       $  912,000      47     $  438,000             22    $ 1,350,000
 69
Petroleum   $  535,000      27    $   36,000              2     $  571,000
 29
Vehicle     $   35,000      2             -0-             -     $   35,000
 2

Total       $1,482,000     76%    $  474,000             24%    $ 1,956,000
100%


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

Web Site

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

Significant Customers

     During the fiscal years ended April 30, 1999 and 1998, net sales to the following customers accounted for more than 10% of the Company's sales:

                                       1999              1998
      Customer A                     756,000            890,000
      Customer B                     369,555            345,000
      Customer C                     220,580            306,000
      Customer D                     126,520                -0-

The Company's significant customers usually change from year to year.

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

     The Company believes that Drilling Systems, Ltd. based in the United Kingdom and CS Manufacturing of Albuquerque, New Mexico are its primary competitors in the petroleum operations simulator training systems market. Drilling Systems, Ltd. has been in the business of making petroleum operations simulator training systems since 1988. CS Manufacturing has been in business for approximately 7 years and its predecessor, CS Simtran, Inc. for over 20 years. There is no assurance that additional competitors will not enter the market. Competition within the petroleum industry has become increasingly price competitive resulting in lowered profit margins. See "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

     Competition in the crane operations simulator training systems at present includes Maritime Dynamics of the United Kingdom. Maritime Dynamics has relatively few installations and does not compete well against the Company. Management believes that preemptive marketing efforts taken by the Company to inhibit new sales by this competitor, together with a technologically superior simulation system, should ensure continued success within the crane simulation product line. A new company, Jason & Associates, has begun competing against Digitran in the crane simulator field

     Professional Truck Driving Simulators (a joint venture of FAAC, Inc. and Perceptronics, Inc.) and Doron Precision Systems, Inc. are believed by the Company to be its main competitors in the truck operations training industry. While there are other entities involved in the manufacture and sale of simulators to the trucking industry the Company is not aware of any which utilize the high graphics quality and reality of motion on a price competitive basis with the Company. An additional competitor is ISIM, a relatively new company in this field.

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

Research and Development

     In the past, the Company did not invest in research and development unless a customer had engaged it to develop a project or unless the market demanded certain product enhancements. The Company did not spend as much as it would have liked on research and development during the fiscal year due to economic constraints.

Foreign Sales and Concentration of Credit Risk

     Most of the Company's business activity is with oil companies, port authorities, training institutions and various other entities, often outside the United States. One or several customers can account for a large portion
of the Company's earnings.  See "ITEM 1   DESCRIPTION OF BUSINESS
Significant Customers".   Normally, the Company attempts to secure shipments
to points outside the United States through letters of credit or progress payments. See Note 1 to the Financial Statements under "Concentration of Credit Risk". In cases for which shipments are made on open account, the Company normally retains title to the equipment by virtue of the terms of its contracts until significant payment has been secured.

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

Employees

     As of April 30, 1999, the Company had 31 full-time employees and 5 part time employees. As of April 30, 1998 the Company had 39 full-time and 2 part-time employees. In addition, the Company utilizes several sales agents on a commission basis and engages various consultants. The Company is not a party to any collective bargaining agreements.



ITEM 2  DESCRIPTION OF PROPERTY

     The facilities of the Company consist of two separate buildings located in North Logan, Utah. The administration and engineering offices of the Company are located at 2176 North Main, North Logan, Utah. In July, 1999 the Company entered into a Sale-Leaseback Agreement with a shareholder for these buildings. The sales price was at fair market value and the lease term is ten
(10) years. A gain of $416,000 was recognized due to the difference between market value and book value. Lease payments for the fiscal year ended April 30, 1999 were $71,750.

     The Company's former administrative offices, located at 90 North 100 East, Logan, Utah is currently listed for sale. The building, purchased in 1989, has approximately 9,000 square feet, 1,500 of which was leased to other businesses on a month to month basis. As of April 30, 1999, the property was subject to mortgages and deeds of trust of approximately $587,000. Subsequently the building was sold in June of 1999.


ITEM 3  LEGAL PROCEEDINGS

     In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. The Company is not current in all of its obligations. The potential resolution of these obligations could cause the Company harm.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                High        Low             High           Low

1st  Quarter                  1 3/8         41/72           n/a            n/a

2nd  Quarter                  3/4           1/4             n/a            n/a

3rd  Quarter               19/48         7/32            n/a            n/a

4th  Quarter                  3/8           1/5             1 3/8          1


Shareholders

     As of April 30, 1999, the Company had 789 record holders of its Common Stock and 3 record holder of its Class B Common Stock as well as 15 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent.

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

     Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of 8% per annum on the stated value of the stock designated at $7.00 per share, payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $190,090 as of April 30, 1999. Dividends on Preferred Stock cannot be paid as long as there exists an Accumulated Deficit. Given the amount of the Accumulated Deficit, it is not likely that Dividends will be allowed for several years. Therefore, the Company has offered, and most shareholders have agreed, to convert the preferred shares into common shares under the belief that the share price of common stock would recover its value and exceed the continued accrual of dividends on Preferred Stock.

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

Plan of Operation.

     One of Management's primary objectives is to improve the balance sheet and financial condition of the Company. The Company's financial condition as of April 30, 1999 reflected a negative net book value of $4,055,856. Book value does not always reflect a company's fair market value or intrinsic value. The Company's current condition is mostly due to aggressive write-offs of all intangible assets including the Company's software. The software has significant fair market value although it is carried on the books at no value. In addition, the Company's tax net operating loss carryforward will have value up to approximately $4.3 million when and if the Company achieves and sustains profitable operations.

     The Company's net worth was reduced 128% due to the continued increase in its negative net book value of $4,055,856 at April 30, 1999 versus $1,778,000 at April 30, 1998. The components of the change during the year ended at April 30, 1999 reflected in the Company's book value are summarized below:

     Book value at April 30, 1998                              ($  1,778,000)
     Proceeds from Sale of Stock in Private Placement                232,000
     Issuance of Shares and Warrants for Services                    232,910
     Conversion of Accounts and Notes Payable to Stock                79,605
     Net Loss for Year Ended April 30, 1999                   (    2,822,371)

     Book Value at April 30, 1999                              ($  4,055,856)

     The Company's resources have been strained severely by the cost of business interruptions, litigation and settlement of the shareholder lawsuit. The Company paid $200,000 of its $1,000,000 settlement during the current year. Cash flow was irregular throughout the year due to the average size of sales contracts, payment terms associated with international customers, and the fact that the Company did not have access to traditional credit and reasonably priced bank financing. The Company's operations did not generate sufficient cash flow in fiscal year 1999.

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

Management's Future Plans

     To allow the Company to move forward, grow and have sufficient liquidity for future operations, the Company is seeking to restructure its finances as follows. In the absence of this or a similar refinancing, the Company will experience cash flow problems on a chronic basis until operations can generate positive cash flow:

     (1)     Equity Financing                                   $3,000,000

             Senior Debt                                         1,500,000
             Line of Credit                                        500,000
                Total                                          $ 5,000,000

             (i) The Company is seeking to sell common stock in a Private Placement Offering. However, other potential equity instruments such as a separate class of Preferred Shares is also possible.


The Use of Proceeds from the financing are described as follows:

     Commissions                                                 $   300,000
     Payments for Short Term Debt                                    500,000
     Overdue Payables   Key Vendors                                  500,000
     Payment for Long Term Debt                                      500,000
     Product Development                                             350,000
     Increased Marketing Efforts                                     150,000
     Increased Engineering Personnel                                 150,000
     Stock Market Relations                                           50,000
     Working Capital and General Corporate
          Purposes to Finance Growth                               2,500,000

                   Total                                          $5,000,000


Management's Discussion and Analysis of the Results of Operations 1999 vs.
1998.

     Net Sales. Net Sales for 1999 were $1,956,298 as compared to $3,190,000 in 1998 for a 39% decrease. The sales mix between foreign and domestic sales for 1999 versus 1998 changed from 67% and 33% respectively in 1998 to 98% foreign and 2% domestic in 1999.

     In 1999, the Company sold 1 crane simulator with small modules for $912,000 versus 1 crane simulator and upgrade sale for $1,563,000 in 1998, contributing to a 42% decline in crane revenues. Petroleum revenues, decreased 51% to $535,000 in 1999 versus $1,089,000. Support and other revenue decreased 5% to $509,000 in 1999 versus $539,000 in 1998. The Company was adversely affected by currency difficulties in Asia and the Pacific Rim Countries. The Petroluem industry also experience a decline in 1999. The Company estimates nearly $4 million in sales were lost or postponed because of market conditions in Asia and surrounding countries, as well as due to the decline in the Petroleum industry.

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

Cost of Goods Sold.     Cost of Goods Sold declined from 47% in 1998 to 99%
in 1999. This was due primarily to fixed overhead in our engineering and production staff.

Selling, General and Administrative Expenses.   Selling, General and
Administrative Expenses for 1999 were $2,584,005 versus $2,549,000 for 1998 for a 1% increase. The increase was due primarily to an increase in staff in the accounting and marketing department. There is an ongoing interest expense which totaled $490,755 in 1999, versus $399,000 in 1998. Interest expenses will continue until the Company can restructure its finances, at which time it hopes to reduce interest costs by 50% or eliminate it totally.

     Commencing June 1, 1999, management has begun to implement the following changes:

     1. Significant reduction in overhead, including but not limited to employee and employee based benefits.

     2. Increased emphasis upon the use of independent contractor relationships.

     3. Independent contractors used in the implementation of specific projects as company moves forward.

     4. Management has liquidated real estate assets including a building which resulted in a significant reduction in liabilities and fixed overhead.

     There were no capital expenditures for the year ended April 30, 1999. However, both of the Truck Simulators were repossessed during the year 1998. Both simulators currently carry no value on the books.

Year 2000 Disclosure.

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

ITEM 7  FINANCIAL STATEMENTS

     The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Change in Company's auditors from Tanner + Co. to Jones, Jensen & Company. There are no disagreements with former auditors.

     On July 2, 1999, Digitran Systems, Incorporated (the "Company") notified Tanner + Co. (the "Former Accountant") that the client-auditor relationship had been terminated. The Former Accountant had served as the Company's independent public accountant prior to this termination. The Former Accountant's report on the financial statements as of and for the years ended April 30, 1998 and 1997 was qualified with respect to the Company's ability to continue as a going concern. There were no disagreements with the Former Accountant as of and for the years ended April 30, 1998 and 1997 and the subsequent interim period through July 2, 1999 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement(s) in connection with their report.

     The Company has engaged Jones, Jensen & Company as of July 2, 1999 to replace the Former Accountant as the Company's independent certifying public accountant. The engagement of the new accountants was ratified by the Company's Board of Directors at the July 1, 1999 meeting of the Board. See:
ITEM 13, EXHIBITS AND REPORTS ON FORM 8-K.

                        DIGITRAN SYSTEMS, INCORPORATED
                                AND SUBSIDIARY

                      Consolidated Financial Statements

                                April 30, 1999




                               C O N T E N T S



Independent Auditors' Reports: Jones, Jensen & Company                     20

Independent Auditors' Reports: Tanner + Co.                                21

Consolidated Balance Sheet                                                 22

Consolidated Statements of Operations                                      23

Consolidated Statements of Shareholders' Deficit                           24

Consolidated Statements of Cash Flows                                      25

Notes to the Consolidated Financial Statements                             27

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Digitran Systems, Incorporated and Subsidiary

We have audited the consolidated balance sheet of Digitran Systems, Incorporated and Subsidiary as of April 30, 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digitran Systems, Incorporated and Subsidiary as of April 30, 1999, and the results of their operations and their cash flows for the year ended April 30, 1999, in conformity with generally accepted accounting principles.

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



Jones, Jensen & Company
Salt Lake City, Utah
August 17, 1999

                         INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Digitran Systems, Incorporated


We have audited the consolidated statements of operations, shareholders' deficit, and cash flows for the year ended April 30, 1998 of Digitran Systems, Incorporated. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Digitran Systems, Incorporated for the year ended April 30, 1998, in conformity with generally accepted accounting principles.

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



TANNER + CO.
Salt Lake City, Utah
September 11, 1998

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                          Consolidated Balance Sheet


                                    ASSETS
                                                                    April 30,
                                                                       1999
CURRENT ASSETS

Cash                                                             $      6,543
Accounts receivable (net of $38,300 allowance)                        248,618
Inventories (Note 2)                                                   68,486

 Total Current Assets                                                 323,647

PROPERTY, PLANT AND EQUIPMENT (Note 4)                                357,393

TOTAL ASSETS                                                      $   681,040


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable                                                 $  1,399,084
Accrued expenses                                                    1,322,892
Current portion of notes payable (Note 6)                           1,864,946

Total Current Liabilities                                           4,586,922

LONG-TERM LIABILITIES (Note 6)                                        149,974

Total Liabilities                                                   4,736,896

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' DEFICIT

Preferred stock, $0.01 par value: 1,000,000 shares authorized,
56,575 shares issued and outstanding, (entitled to one-tenth
vote per share)                                                           566

Common stock, $0.01 par value: 25,000,000 shares authorized,
14,126,861 shares issued and outstanding (entitled to one-tenth
vote per share)                                                       141,269

Class B common stock, $0.01 par value: 5,000,000 shares
authorized, 2,000,000 shares issued and outstanding (entitled
to one vote per share)                                                 20,000

Minority interest                                                          -

Capital in excess of par value                                      9,315,986
Accumulated deficit                                               (13,533,677)

Total Shareholders' Deficit                                        (4,055,856)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $    681,040


                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                    Consolidated Statements of Operations


                                                    For the Years Ended
                                                           April 30,
                                                        1999           1998

NET SALES                                           $  1,956,298  $ 3,190,000

COST OF SALES                                          1,934,904    1,515,000

GROSS PROFIT                                              21,394    1,675,000

EXPENSES

  Selling, general and administrative expenses         2,584,005    2,549,000

  Depreciation and amortization                          148,379      109,000
  Bad debt expense                                        38,300           -

    Total Expenses                                     2,770,684    2,658,000

LOSS FROM OPERATIONS                                  (2,749,290)    (983,000)

OTHER INCOME (EXPENSE)

Interest expense                                        (490,755)    (399,000)
Gain on disposal of assets                               417,674           -

Other income                                                 -         18,000

Total Other Income (Expense)                             (73,081)    (381,000)

LOSS BEFORE INCOME TAXES                              (2,822,371)  (1,364,000)

INCOME TAX BENEFIT (Note 8)                                   -            -

NET LOSS                                              (2,822,371)
(1,364,000)

OTHER COMPREHENSIVE INCOME (LOSS)

Dividends on convertible preferred stock; unpaid        (31,682)      (81,000)

Total Other Comprehensive Income (Loss)            $ (2,854,053)  $(1,445,000)

BASIC LOSS PER COMMON SHARE                        $      (0.21)  $     (0.12)

WEIGHTED AVERAGE SHARES OF COMMON STOCK              13,479,828    11,800,000


                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Consolidated Statements of Shareholders' Deficit
                 For the Years Ended April 30, 1999 and 1998



                             Preferred Stock                   Common Stock
                           Shares       Amount            Shares        Amount


Balance,
 April 30, 1997           358,795       $   4,000         8,620,869  $ 86,000

Shares issued for cash         -               -            931,731    10,000

Shares issued for services     -               -          1,041,038    10,000

Shares issued in payment
 of liabilities                -               -          1,574,533    16,000

Conversion of preferred
 stock to common stock   (215,028)         (3,000)          639,584     6,000

Net loss                       -               -                 -         -

Balance at
 April 30, 1998           143,767            1,000       12,807,755   128,000

Reverse rounding,
April 30, 1998                 -               438               -         77

Shares issued for cash         -                -           232,000     2,320

Shares issued for services     -                -           578,390     5,785

Stock for debt                 -                -           247,140     2,471

Conversion of preferred   (87,192)            (872)         261,576     2,616

Net loss                       -                -                -         -


Balance at April 30, 1999  56,575         $    566       14,126,861  $141,269



                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Consolidated Statements of Shareholders' Deficit
                 For the Years Ended April 30, 1999 and 1998



                             Class B                               Capital in
                           Common Stock           Excess of       Accumulated
                           Shares     Amount      Par Value          Deficit


Balance,
 April 30, 1997           2,000,000   $20,000      $  6,311,000    $
(9,347,000)
Shares issued for cash          -         -           922,000              -

Shares issued for services      -         -           463,000              -

Shares issued in payment
 of liabilities                 -         -         1,092,000              -

Conversion of preferred
 stock to common stock          -         -            (4,000)             -

Net loss                        -         -                -       (1,364,000)

Balance at
 April 30, 1998            200,000      20,000        8,784,000
(10,711,000)

Reverse rounding,
April 30, 1998                  -          -            (1,668)          (306)

Shares issued for cash          -          -           229,680             -

Shares issued for services      -          -           228,584             -

Stock for debt                  -          -            77,134             -

Conversion of preferred         -          -            (1,744)            -

Net loss                        -          -                -      (2,822,371)

Balance at
April 30, 1999           2,000,000   $2,000,000      $9,315,986  $(13,533,677)


                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                    Consolidated Statements of Cash Flows


                                                      For the Years Ended

                                                           April 30,
                                                  1999                  1998

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                       $(2,822,371)       $(1,364,000)

Adjustments to reconcile net loss
 to net cash used in operating activities:

   Depreciation and amortization                   148,379            109,000

   Bad debt expense                                 38,300                 -

   Issuance of common stock for services           232,909          1,580,000

   Payment of services in exchange
    for note payable                               269,870            309,000

   Payment for inventories in exchange
    for notes payable                                   -              30,000

   Provision for losses on accounts receivable          -             (80,000)

Changes in operating assets and liabilities:

Decrease in accounts receivable                      8,082             13,000

 (Increase) decrease in inventory                  627,514           (151,000)

 Decrease in prepaids and other current assets          -              11,000

 Increase (decrease) in accounts payable
   and other current liabilities                 1,161,976         (1,154,000)

 (Decrease) in billings in excess of costs              -            (267,000)

    Net Cash Used In Operating Activities         (335,341)
(964,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment                   409,396                  -

Purchase of property and equipment                (37,168)                 -

   Net Cash Provided In Investing Activities      372,228                  -

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable                       624,468             817,000

Payments on notes payable                        (951,812)           (759,000)

Issuance of common stock                          232,000             932,000

Net Cash Used by Financing Activities         $   (95,344)        $   990,000


                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
              Consolidated Statements of Cash Flows (Continued)



                                                      For the Years Ended

                                                           April 30,
                                                  1999                  1998


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   $    (58,457)      $    26,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                   65,000            39,000

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                   $      6,543       $    65,000


                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                           April 30, 1999 and 1998


NOTE 1 -     SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

History and Business Activity

     Digitran Systems, Incorporated (the Company) was formed under the laws of the State of Delaware in March 1985 as Mark, Inc. The Company began business operations in September 1985 when it acquired all the outstanding shares of Digitran, Inc., the Company changed its name to Digitran Systems, Incorporated. In 1979, Digitran, Inc. introduced a digital petroleum well pressure control simulator training system. In addition, Digitran, Inc., has developed crane training simulation systems for the construction and maritime crane industries and a truck driving training simulation system. In 1999, the Company started Digitran Simulation Systems, Inc., a 95%-owned subsidiary.

Going Concern

     The Company has suffered recurring losses from operations and has a shareholders' deficit of $4,055,856 as of April 30, 1999. The Company's continued existence is dependent upon its ability to achieve its 1999/2000 operating plan, which includes cost reductions and additional funding from equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

     The Company continues to rely on the sale of its securities and exchange of its securities to fund its operations. The Company received $232,000 in net proceeds from the sale of its common stock during 1999.

Principles of Consolidation

     The accompanying consolidated financial statements include Digitran Systems, Incorporated, and its wholly-owned subsidiaries, Digitran, Inc. and Digitran Simulation Systems, Inc. All material intercompany transactions have been eliminated.
Cash Equivalents

     For purposes of the statement of cash flows, cash includes all cash investment with original maturities to the Company of three months or less.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                           April 30, 1999 and 1998


NOTE 1 -     SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Inventories

     Inventories are valued at net realizable value.

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

The useful lives are as follows:

     Building and improvements               31 years
     Computer and office equipment           2-5 years

Investment in Partnership

     The Company owns a fifty percent interest in a partnership (Trucksale Learning Center) (TLC) formed to provide training for truck drivers. The Company accounts for the investment using the equity method, which, due to continued net operating losses, resulted in no investment in TLC as of April 30, 1999. The terms of the agreement also limit the Company's obligation to fund losses so no obligation exists beyond the amount invested in the partnership. The Company recognized rental income of $60,000 from the partnership in 1999.

Revenue Recognition

     The Company recognizes revenue on the manufacture and sale of computer driven simulation equipment. The sales can be from existing inventory of the Company, wherein the revenue is recognized once the amount and collectibility are reasonably assured. Sales may also be generated through contractual agreements between the company and their customers which require the Company to manufacture the product and/or customize some of the software applications for specific training scenarios. Where the Company is required to develop and manufacture a simulator, the company uses long-term contract accounting, using the percentage of completion method of accounting for uncompleted contracts. Such accounting takes into account the costs, estimated earnings and expectation of collection, as well as revenue to date on contracts not yet completed. The amount of revenue recognized is not related to the progress billings to customers. As of April 30, 1999 and 1998, there were no significant contracts in progress.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Notes to the Consolidated Financial Statements
                           April 30, 1999 and 1998

NOTE 1 -     SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

     As contracts extend over one or more years, revisions in cost and earning estimates during the course of the work are reflected in the accounting period in which the estimates are adjusted. At the time a loss on a contract becomes known, the entire amounts of the estimated ultimate loss is recognized in the financial statements.

Income Taxes

     Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

Basic Loss Per Share

     Basic loss per common share is based on net loss after preferred stock dividend requirements and the weighted average number of common shares outstanding, including Class B common stock, during each year after giving effect to stock options considered to be dilutive common stock equivalents, determined using the treasury stock method. Fully diluted net loss per common share is not materially different from primary net loss per common share.

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

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Notes to the Consolidated Financial Statements
                           April 30, 1999 and 1998


NOTE 1 -     SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred.

Reclassifications and Presentation

     Certain accounts in the 1998 financial statements have been reclassified to conform with the current year presentation. Also, the presentation of the 1998 numbers are rounded to the nearest thousand.

NOTE 2 -     INVENTORIES

     Inventories consist of the following at April 30, 1999:

            Parts and supplies                  $  25,926
            Finished goods                         42,560

                                                $  68,486

NOTE 3 -     RELATED PARTY TRANSACTIONS

     At April 30, 1999, the Company included approximately $69,600 of advances and commissions payable to a shareholder/officer and employees, and $103,000 of accrued stock compensation to employees in accrued expenses.

NOTE 4 -     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at April 30, 1999:

            Buildings and improvements                        $  255,000
            Computer equipment                                   589,169
                                                                 844,169
            Less accumulated depreciation and amortization       486,776


                                                              $  357,393

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Notes to the Consolidated Financial Statements
                           April 30, 1999 and 1998


NOTE 5 -     INVESTMENT IN PARTNERSHIP

     The Company has a partnership agreement with a Canadian corporation, Trucksafe, Inc. (TSI). This corporation consists of two Canadian trucking companies, Westcan and Economy Carriers. The partnership agreement creates a truck training center, Trucksafe Learning Center (TLC), in Canada. The Company contributed 50% of the agreed value of one "Trucksafe 1000" truck simulation system for a one-half interest in the training center entitling the Company to receive one-half of all profits from the training center and no responsibility to fund losses or cash calls. The Canadian partner purchased a one-half of all profits from the training center and no responsibility to fund losses or cash calls. The Canadian partner purchased a one-half interest in TLC through $600,000 of consideration. TLC then purchased the other 50% interest in the simulation system for $600,000, consisting of cash of $50,000 and a note receivable of $550,000. During the year ended April 30, 1998, the Company repurchased the 50% interest in the simulator in exchange for relief of the note receivable of $150,000. The Company, subsequently, entered into an operating lease agreement with TLC, which calls for monthly payments of $5,000 over a two-year period. The simulator is included in property, plant, and equipment and is being depreciated over the two-year lease period.

     Summarized unaudited financial information for TLC have not been presented since the Company has no obligation to fund losses incurred by TLC, and no investment recorded for the net assets of TLC.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Notes to the Consolidated Financial Statements
                           April 30, 1999 and 1998


NOTE 6 -     NOTES PAYABLE

     Notes payable at April 30, 1999 are comprised of the following:

Notes payable to stockholder, officers or directors with
interest at rates ranging from 12% to 60%, due on demand,
unsecured or secured by receivables, or equipment.              $   1,065,676

Note payable to a stockholder with interest due monthly
at a rate of 15%, secured by receivables, due July 1, 1999.           150,000

Unsecured note payable to an individual with interest at 15%
due monthly and the total principal balance due
December 31, 1999.                                                    250,000

Note payable to an individual in monthly aggregate installments of $2,150, including interest at 8 - 9%, unsecured or secured
by a building.                                                         45,863

Note payable to an officer due with interest at a rate of 2%
per month, on demand, unsecured.                                       24,714

Note payable to investors with interest at a rate of 2% per
month due on demand, secured by building.                             100,080

Note payable to investor with interest at a rate of 40%
per annum due on demand, unsecured.                                    28,249

Note payable to a bank in monthly installments of $1,362,
including interest at 10%%, due July 3, 2009, secured
by a building.                                                        104,111

Notes payable to a bank, due on demand with interest at prime plus 2% (10.50% at April 30, 1999), secured by accounts
receivable, equipment, inventory and a note receivable.               144,194

Note payable to a vendor in monthly installments of $7,540
including interest at prime plus 2% (10.50% at April 30, 1999),
secured by equipment.                                                   5,349

Unsecured note payable to a financial institution in monthly
installments of $1,000, including interest at 12%.                     51,567

Note payable to a stockholder, with interest at 12%, due
when the market price of the Company's common stock reaches
$2.00 per share, secured by common stock of the Company.               33,917

Balance forward                                                   $ 2,003,720

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Notes to the Consolidated Financial Statements
                            April 30, 1999 and 1998


NOTE 6 -      NOTES PAYABLE (Continued)

Balance forward                                                    $2,003,720

Notes payable to a Company, with interest at 18%, due on
demand, secured by receivables.                                        11,200

                                                                    2,014,920

Less current portion                                                1,864,946

Long-term debt                                                     $  149,974

Future maturities of notes payable are as follows:

Year Ending                            Amount

2000                               $ 1,864,946
2001                                        -
2002                                        -
2003                                        -
2004                                        -
Thereafter                             149,974

                                   $ 2,014,920

NOTE 7 -     CAPITAL STOCK

     The Company's capital stock consists of common stock, Class B common stock, and preferred stock. The common stock provides for a noncumulative $0.05 per share annual dividend and a $0.01 per share liquidation preference over Class B common. In addition, the Company must pay the holders of the common stock a dividend per share at least equal to any dividend paid to the holders of Class B common. Holders of the common stock are entitled to one-tenth of a vote for each share held.

     Class B common may not receive a dividend until an annual dividend of at least $0.05 is paid on the common stock. Holders of Class B common have preemptive rights with respect to the Class B common stock and may convert each share of Class B common into one share of the common stock at any time. Holders of Class B common are entitled to one vote per share held.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Notes to the Consolidated Financial Statements
                            April 30, 1999 and 1998


NOTE 7 -     CAPITAL STOCK (Continued)

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of April 30, 1999, there were 56,575 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears for 1999 and 1998 of approximately $190,090 and $403,000, respectively, or $3.36 and $2.80 per share, respectively. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at three shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

NOTE 8 -     INCOME TAXES

     The income tax benefit differs from the amount computed at federal statutory rates as follows:
                                                        For the Years Ended

                                                            April 30,
                                                      1999               1998

Income tax benefit at statutory rate                 $  993,800     $ 442,000
Change in valuation allowance                          (977,000)     (373,000)
Life insurance and meals                               (16,800)        (4,000)
Other                                                       -         (65,000)

                                                      $     -       $      -


Deferred tax assets (liabilities) at April 30, 1999 are comprised of the following:

Net operating loss carryforward                                   $ 4,371,000
Depreciation                                                               -
  Accrued commission
-

Valuation allowance                                                (4,371,000)

                                                                  $        -

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Notes to the Consolidated Financial Statements
                           April 30, 1999 and 1998


NOTE 8 -     INCOME TAXES (Continued)

     At April 30, 1999, the Company has a net operating loss carryforward available to offset future taxable income of approximately $12,840,000, which will begin to expire in 2008. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized.

NOTE 9 -     SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities
                                                       For the Years Ended
                                                              April 30,
                                                       1999            1998


     Issuance of stock for services                 $  234,369     $  473,000
     Common stock issued for payment of debt           118,150             -
     Notes payable issued for services rendered        204,414             -
Services rendered for payment of notes
        payable                                      1,028,476      1,108,000
             Total                                 $ 1,585,409     $1,581,000


     During the year ended April 30, 1998, the Company converted 87,192 shares of preferred stock to 261,576 shares of common stock in accordance with the preferred stock conversion feature.

                                                       For the Years Ended
                                                               April 30,
                                                       1999             1998

     Interest paid                                 $  113,261      $  288,000

     Income taxes paid                             $       -       $       -


NOTE 10 -     MAJOR CUSTOMERS AND EXPORT SALES

     Sales to major customers which exceeded 10% of net sales are as follows:

                                                        For the Years Ended
                                                                April 30,
                                                              1999
 1998
          Company A                                    $  756,000    $ 890,000
          Company B                                    $  369,555    $ 345,000
          Company C                                    $  220,580    $ 306,000
          Company D                                    $  126,520    $      -

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
              Notes to the Consolidated Financial Statements
                          April 30, 1999 and 1998


NOTE 10 -     MAJOR CUSTOMERS AND EXPORT SALES (Continued)

     Export sales to unaffiliated customers were as follows:

                                                          For the Years Ended
                                                               April 30,
     Region                                              1999          1998

     North America (excluding the U.S.)                $ 756,000  $  634,000
     Asia                                                220,580          -
        Australia                                           369,555
-
     Europe                                                   -       890,000

                                                      $1,346,135  $ 1,524,000

NOTE 11 -     STOCK OPTIONS AND WARRANTS

     Information regarding the Company's stock options and warrants are summarized below:

                                                Number of
                                               Options and      Option Price

                                                 Warrants        Per Share

          Outstanding at April 30, 1998          2,970,000      $ 0.50 - 1.50
          Granted                                1,829,371        0.25 - 2.25
          Exercised                               (175,000)       0.40 - 0.50
          Expired or canceled                     (879,026)       0.98 - 1.50

          Outstanding at April 30, 1999          3,745,345      $ 0.25 - 2.25

Options and warrants exercisable at April 30, 1999 and 1998 are 3,745,345 and 2,970,000, respectively.

NOTE 12 -     STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Notes to the Consolidated Financial Statements
                           April 30, 1999 and 1998

NOTE 12 -     STOCK-BASED COMPENSATION (Continued)

                                                      For the Years Ended
                                                             April 30,
                                                           1999
1998
Net loss applicable to common stock - as reported  $(2,889,186)   $(1,445,000)
Net loss applicable to common stock - pro forma    $(2,899,811)   $(1,645,000)
Loss per share - as reported                       $     (0.22)   $(0.12)
Loss per share - pro forma                         $     (0.22)   $(0.14)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      For the Years Ended
                                                             April 30,
                                                           1999
1998
Expected dividend yield                            $         -     $     -
Expected stock price volatility                            0.01%      0.01%
Risk-free interest rate                                     5.0%         5.0%
Expected life of options                                 3 years     1-5 years

     The weighted average fair value of options granted during 1999 and 1998 are $0.92 and $0.13, respectively.

NOTE 13 -     SHAREHOLDER LITIGATION

     The Company was a Defendant in a class action lawsuit filed by certain stockholders of the Company alleging that the company published or released false or misleading information relating to the recognition of revenue on certain contracts and improperly capitalizing certain simulator development costs. Following a trial, which commenced on September 30, 1996, the Company was found to be twenty-five (25%) percent liable to the Class Members in the lawsuit. In addition, the Company's subsidiary, Digitran, Inc., was also found liable for twenty-five (25%) percent of the damages, and the Company's former President, Donald G. Gallent, was found to be fifty (50%) percent liable, and a Judgment was rendered at the time in the amount of $13,000,000, which judgment was rendered in total against all three defendants, without attribution of pro rata fault. The Company reached a court approved Settlement Agreement with Class Counsel as of July 15, 1997. The Settlement Agreement called for Digitran to pay the sum of $600,000 within forty-five days of the date of the preliminary district court approval by the United States District Court for the District of Utah, and two additional payments of $200,000 each. The Company has paid the payments within the due date called for in the settlement agreement. All other parties to the action have dismissed their claims and there will be no appeal by any party to the Company's knowledge at this time. Based on this settlement agreement, as of April 30, 1998, the Company has included $200,000 in accrued expenses. The remaining liability of $200,000 was paid subsequent to April 30, 1998. As collateral, the Company was required to issue 800,000 shares of common stock.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               Notes to the Consolidated Financial Statements
                           April 30, 1999 and 1998

NOTE 14 -     COMMITMENTS AND CONTINGENCIES

     The Company has been named as a defendant in a lawsuit filed by an individual alleging damages arising out of services performed. In the opinion of management, the existing litigation is not considered material in relation to the Company's financial position.

     Subsequent to year-end the Company was named as a defendant in a lawsuit filed by the former CFO of the Company seeking damages on two promissory notes. Based on information currently available, the damages from such litigation, if any, which could be incurred by the Company is uncertain. Consequently, no accrual has been made in the financial statements for possible losses related to these cases.

     In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. Management believes that the amount, if any, that may result from these claims, will not have a material adverse affect on the financial statements.

     The Company has not filed any federal quarterly payroll withholding reports to the IRS since March of 1998. The Company has accrued the tax withholding liability for these reports and has estimated and accrued related penalties and interest. These accrued and accumulated payroll tax amounts will be a continuing liability of the corporation until fully paid.
Management indicates it intends to pursue a workable payment schedule with the appropriate taxing authorities until fully current. Consequently, it is uncertain what action, if any, the IRS may pursue regarding the collection of these taxes.

NOTE 15 -     CHANGES IN ACCOUNTING PRINCIPLES

Other Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income for all years presented.

Basic Loss Per Common Share

     During the Company's fiscal year ended 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period, similar to fully diluted earnings per share.

PART III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

     The names, ages and positions of the directors and executive officers of the Company are as follows:

NAME                        AGE           POSITION

Loretta Trevers            50             President and Chairman of the Board

Scott E. Lybbert           41             Chief Financial Officer*

Gary Blum                  58             Director

Jamie Levey                38             Director*

Phillip P. Andrews         50             Director

Aaron Etra                 58             Director

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

     Loretta P. Trevers is one of the original founders of the Company in 1979, has served as President and CEO since March of 1994 and as Chairman of the Board since 1985. She has been a trustee for the Utah Information Technology Association since 1990.

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

     Phillip P. Andrews was appointed director of the Company in July 1998. Mr. Andrews is the Senior Vice President of Century Business Services, Inc. From 1998 to 1999 he was the Director of Information Technology of Case Corporation. From 1991 to early 1998, he was employed by EDS in various capacities including Vice President of Strategic Planning and Strategic Alliance. He has extensive experience in management and computer technology in several highly-regarded companies such as Deloitte & Touche, General Electric, IBM and Ford Motor Company. He is an author and offers expertise regarding megatrends in information technology to the Pentagon, and is a
member of several information technology organizations.    Mr. Andrews
received his MBA from Florida Institute of Technology in 1984 and BSIE in Industrial Engineering from the University of Toledo in 1974.

     Aaron Etra has been the President of Investors & Developers Associates, Inc. which is a developer of commercial, residential and industrial property in the U.S., since 1981 as well as President of Henceforth Hibernia Inc., a biotechnology and consumer products and research and development company since 1998. Mr. Etra has been an Attorney and a counselor at law since 1966 specializing in commercial, corporate, tax and personal law. His professional education includes a J.D. in Law at Columbia University in 1965, L.L.M. in Law at New York University in 1966, a B.A. in Political Science and Economics at Yale University in 1962 and he attended the Hague Academy of International Law during the summers of 1964-65.

* Indicates that these persons were not acting directors and/or officers of the Company at the time the 10-K was filed.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

     During the fiscal year ended April 30,1999, Loretta P. Trevers, officer, director and beneficial owner of more than 10% of the Common Stock, did file several late reports on Form 5 relating to sales of stock and gift transactions.

ITEM 10  EXECUTIVE COMPENSATION

     The following table sets forth certain specified information concerning the compensation of the Chief Executive Officer of the Company and any executive officer whose total annual salary and bonus exceeded $100,000 (the Named Executive Officers).


                          SUMMARY COMPENSATION TABLE


                                                         Long Term
Compensation
Annual Compensation                               Awards    Payouts
(a)      (b)      (c)     (d)     (e)     (f)        (g)        (h)        (i)
                                  Other
Name                     Annual  Restricted                          All Other
and                      Compen-   Stock             LTIP             Compen-
Principal                sation   Awards(s)        Options/   Payout   sation
Position  Year  Salary($) Bonus($)($)    (shares)   SARs (#)  ($)   ($)

Loretta Trevers, Chairman of the Board and Chief Executive Officer**
         1999   $140,000  $ -0-  (1)         -0-    416,225           -0-  -0-
         1998   $140,000  $ -0-  (1)       28,000   200,000           -0-  -0-

Scott E. Lybbert, Chief Financial Officer, Corporate Secretary
         1999   $115,000  $ -0- $12,000(2) 28,000   150,000           -0- -0-

(1) Loretta Trevers also received the use of an automobile purchased by the Company and personal benefits paid by the Company. The aggregate incremental cost of these items is less than 10% of the total annual salary and bonus paid to Loretta Trevers.

(2) Scott E. Lybbert was given $1,000 per month for living expenses, due to the fact that he came to work for the Company from Florida and the rest of his family remained in Florida. Scott E. Lybbert also received the use of an automobile purchased by the Company. The aggregate incremental cost of these items is less than 10% of the total annual salary and bonus paid to Scott E. Lybbert.

* Note: Sandeep Gupte who is not an officer of the company; however he was paid $120,000 per year salary to manage the engineering department.

** Note: Subsequently, Ms. Trevers and Mr. Gupte's salaries were reduced by 15% on June 1, 1999. Both their salaries were further reduced 50% of their original salaries as of August 1, 1999.

Expenses

     At the beginning of the year, the Company owed Loretta Trevers $13,250.17. This debt was increased by advances of monies loaned to the Company plus interest, as well as expenses owed to Ms. Trevers and then that total was also decreased by payments made to Ms. Trevers throughout the year. At April 30, 1999 the Company owed Ms. Trevers $42,548.50 in outstanding expenses, monies owed and interest.

     As of April 30, 1999, the Company owed Scott E. Lybbert $91,167.94 for monies advanced to the Company, outstanding expenses and interest.

      As of April 30, 1999, the Company owed Sandeep Gupte $39,124.36 for monies advanced to the Company, outstanding expenses and interest. The Company also owed Mr. Gupte $38,912.50 for employee bonus' and outstanding commissions.

Note: A former employee related to Ms. Trevers by marriage is still owed $12,038 for outstanding expenses, interest and commissions.

Other Items

     There were no exercises of stock options (or tandem stock appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended April 30, 1999 by any Named Executive Officer. The following table represents outstanding options by officers of the Company:

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


Loretta Trevers
(Chief Executive Officer)
        1999    -0-            -0-              731,225/0         $    -0-/0
        1998    -0-            -0-              315,000/0         $ 20,000/0

Scott E. Lybbert
(Chief Financial Officer)
       1999     -0-            -0-              300,000/0         $    -0-/0
       1998        -0             -0-              150,000/0         $    -0-/0

* Note: Sandeep Gupte, who is not an officer of the Company, received 100,000 options as of April 30, 1999, giving him a total of 300,000 options with -0- value of unexercised in-the-money options/SAR FY-End.

     There were no long term incentive plan awards by the Company during the fiscal years ended April 30, 1999 and 1998, to any Named Executive Officer.

Director Compensation

     At the discretion of the Chairman of the Board, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on market value on the first trading day in January of the year could be granted to each currently serving Director. No options were granted during the fiscal years ended April 30, 1999 or 1998.

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

Employment Agreement

     In August 1997 the Company entered into an employment agreement with the Vice President of Engineering, (a non-corporate officer position), Sandeep Gupte. In addition to salary, the agreement provides for the issuance of options to purchase up to 100,000 shares of Common Stock exercisable at the fair market value of the stock as determined by the independent auditors, as soon as practicable, but not more than thirty (30) days after the commencement of trading of the Common Stock. The options will be exercisable for a period of 5 years from their vesting dates. The shares underlying the options will be registered in the next registration statement filed by the Company.



ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of August 30, 1999 and as adjusted to give effect to the sale of the maximum 2,000,000 shares of Common Stock included in this offering, the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") and Class B Common Stock beneficially owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, Preferred Stock and Class B Common Stock, by each director and each officer of the Company and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.


Name and                Number                                    Number
Address of            of shares             Percent of         of outstanding
 Beneficial          of outstanding         outstanding      shares of Class
B   Owner\Identity         Common                Common              Common
of Group                Stock                Stock                Stock
Loretta P. Trevers*
2176 North Main
N. Logan, UT 84341       2,205,973(1)         15.61%            1,800,000

Loretta P. Trevers*
Trevers Trust/Trust Accounts
2176 North Main
N. Logan, UT 84341         920,000(2)          6.51%             200,000

Clayton Paul Hilliard
P.O. Box 52745
Lafayette, LA 70505      1,301,904             9.21%                   0

Scott  E. Lybbert***
2176 North Main
N. Logan, UT 84341         116,523             0.82%                   0

Sandeep Gupte
2176 North Main
N. Logan, UT  84341        194,334             1.38%                   0

Gary Blum*
3278 Wilshire Blvd, #603
Los Angeles, CA  90010      135,480            0.96%                   0

Aaron Etra*
1350 Avenue/Americas
29th Floor
New York, NY 10021          277,100            1.96%                   0

Jamie Levey****
40 Wall Street, 59th Fl.
New York, NY  10005           6,666             **                     0

Phillip P. Andrews*
4829 Cypress Rd
Frisco, TX 75034                  0             **                     0



All executive officers
and directors as a
group (6 person)         2,741,742(1)        19.35%               1,800,000



Name and                Percent of           Number and
Address of            Outstanding           Percent of
   Beneficial             Shares of            Outstanding         Percent of
    Owner\Identity         Class H               Shares of         Total
Voting
of Group              Common stock        Preferred stock        Power
Loretta P. Trevers*
2176 North Main
N. Logan, UT 84341       90%                  0/0                59.21%

Loretta P. Trevers*
Trevers Trust/Trust Accounts
2176 North Main
N. Logan, UT 84341        10%                  0/0                8.56%

Clayton Paul Hilliard
P.O. Box 52745
Lafayette, LA 70505        0                   0/0                 3.81%

Scott  E. Lybbert***
2176 North Main
N. Logan, UT 84341          0                  0/0                    **

Sandeep Gupte
2176 North Main
N. Logan, UT  84341         0                  0/0                    **

Gary Blum*
3278 Wilshire Blvd, #603
Los Angeles, CA  90010       0                  0/0                   **

Aaron Etra*
1350 Avenue/Americas
29th Floor
New York, NY 10021           0                  0/0                    **

Jamie Levey****
40 Wall Street, 59th Fl.
New York, NY  10005           0                 0/0                    **

Phillip P. Andrews*
4829 Cypress Rd
Frisco, TX 75034               0                0/0                    **



All executive officers
and directors as a
group (6 person)              90%                0                   59.21%


      *Indicates current officer or director of the Company.
    **Less than one percent
  ***Indicates this person was no longer an officer of the Company, as of the
      June 1, 1999
****Indicates this person was no longer a director of the Company, as of June
7,      1999

(1) Includes 1,800,000 shares of Class B Common Stock convertible into 1,800,000 shares of Common Stock.

(2) Includes 720,000 shares of Common Stock and 200,000 shares of Class B Common Stock held by a trust of which Ian Frenche is the Trustee. Ms Trevers does not control the voting rights of these shares. Beneficiaries of the trust include three of Ms Trever's children.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than payment of employee and third party obligations of the Company by Loretta Trevers and as duly reported under ITEM 10, Expenses, there is nothing to report in this category.


ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

Regulation S-B
Exhibit Number

     8.1     Letter of consent from current independent auditors

(B)      Reports on Form 8-K

         (1)     Form 8-K, July 2, 1999: Change in auditors
         (2)     Form 8-K/A, July 2, 1999:  Amended, change in auditors

Item 13: Exhibit 8.1

                       CONSENT OF INDEPENDENT AUDITORS'


Board of Directors
Digitran Systems, Inc.
Logan, Utah


We hereby consent to the use of our audit report dated August 17, 1997 in this Form 10KSB of Digitran Systems, Inc. for the year ended April 30, 1999, which is part of this Form 10KSB and all references to our firm included in this Form 10KSB.



Jones, Jensen & Company
Salt Lake City, Utah
August 27, 1999

Item 13:  B-1 Form 8-K


                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 8-K

                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT

           Date of report (Date of earliest event reported): July 2, 1999

                            DIGITRAN SYSTEMS, INCORPORATED.
               (Exact Name of Registrant as Specified in Charter)


            DELAWARE                  1-11034                72-0861671
(State or Other Jurisdiction     (Commission             (IRS Employer
       of Incorporation)         File Number)          Identification No.)

2176 NORTH MAIN, P.O. BOX 6310, NORTH LOGAN, UTAH              84341-6310

      (Address of Principal Executive Offices)                 (Zip Code)

      Registrant's telephone number, including area code:   (435) 752-9067


Item 4.  Changes in Registrant's Certifying Accountant.

         On July 2, 1999, Digitran Systems, Incorporated (the "Company") notified Tanner + Co. (the "Former Accountant") that the client-auditor relationship had ceased. The Former Accountant had served as the Company's independent public accountant prior to its resignation. The Former Accountant's report on the financial statements for the past two years did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to any uncertainty, audit scope or accounting principles. There were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

          The Company has engaged Jones, Jensen & Company as of July 2,1999 to replace the Former Accountant as the Company's independent certifying public accountant. The engagement of the new accountants was ratified by the Company's Board of Directors at the July 1, 1999 meeting of the Board.

Item 7.  Financial Statements and Exhibits

         (c) Exhibits:

                  16.1 Letter on change in certifying public accountant.

                                   SIGNATURES
         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned hereunto duly authorized.

July 19, 1999

                                    By:/s/ Loretta Trevers, President
                                           Loretta Trevers, President

EXHIBIT-16.1
LETTER RE: CHANGE OF CERTIFYING ACCOUNTANT


                                          July 28, 1999



Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C. 20549

Re: Digitran Systems, Incorporated

Ladies and Gentlemen:

We were previously principal accountants for Digitran Systems, Incorporated. And, under the date of July 2, 1999, we reported on the consolidated financial statements of Digitran Systems, Incorporated as of and for the years ended April 30, 1998 and 1997. On July 2, 1999, our services were terminated. We have read Digitran Systems, Incorporated's statements included under Item 4 of its Form 8-K dated July 19, 1999, and we agree with such statements, except that we are not in a position to agree or disagree with Digitran Systems, Incorporated's statement that they have engaged Jones, Jensen & Company as independent certified public accountants and that such engagement was ratified by the Board of Directors at the July 1, 1999 meeting.

Very truly yours,


TANNER + CO.

Item 13: B-2  Form 8-K/A

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 8-K/A

                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT

           Date of report (Date of earliest event reported): July 2, 1999


                            DIGITRAN SYSTEMS, INCORPORATED.
               (Exact Name of Registrant as Specified in Charter)


            DELAWARE                  1-11034                72-0861671
(State or Other Jurisdiction     (Commission             (IRS Employer
       of Incorporation)         File Number)          Identification No.)

2176 NORTH MAIN, P.O. BOX 6310, NORTH LOGAN, UTAH              84341-6310

      (Address of Principal Executive Offices)                 (Zip Code)


      Registrant's telephone number, including area code:   (435) 752-9067




{Item 4 was previously reported and filed and is now being amended to more accurately reflect stipulations referred to in Item 304(a)(1)(i). This report is filed to amend the previous report.}

Item 4.  Changes in Registrant's Certifying Accountant.

         On July 2, 1999, Digitran Systems, Incorporated (the "Company") notified Tanner + Co. (the "Former Accountant") that the client-auditor relationship had been terminated. The Former Accountant had served as the Company's independent public accountant prior to this termination. The Former Accountant's report on the financial statements as of and for the years ended April 30, 1998 and 1997 was qualified with respect to the Company's ability to continue as a going concern. There were no disagreements with the Former Accountant as of and for the years ended April 30, 1998 and 1997 and the subsequent interim period through July 2, 1999 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement(s) in connection with their report.

The Company has engaged Jones, Jensen & Company as of July 2, 1999 to replace the Former Accountant as the Company's independent certifying public accountant. The engagement of the new accountants was ratified by the Company's Board of Directors at the July 1, 1999 meeting of the Board.


Item 7.  Financial Statements and Exhibits


   (c) Exhibits:

         16.1 Letter of consent on amendment from Tanner + Co.


                                   SIGNATURES
         Pursuant to the requirements of the Securities and Exchange Act of
1934, the registrant has duly caused this report to be signed on behalf by the undersigned hereunto duly authorized.


July 19, 1999

                                    By:/s/ Loretta Trevers, President
                                           ----------------------------
                                           Loretta Trevers, President

Exhibit 16.1


                                          August 25, 1999



Office of The Chief Accountant
Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C. 20549

Re: Digitran Systems, Incorporated

Ladies and Gentlemen:

     We were previously principal accountants for Digitran Systems, Incorporated. And, under the date of September 11, 1998, we reported on the consolidated financial statements of Digitran Systems, Incorporated as of and for the years ended April 31, 1998 and 1997. On July 2, 1999, our services were terminated. We have read Digitran Systems, Incorporated's statements included under Item 4 of its Form 8-K/A dated July 19,999, and we agree with such statements, except that we are not in a position to agree or disagree with Digitran Systems, Incorporated's statement that they have engaged Jones, Jensen & Company as independent certified public accountants and that such engagement was ratified by the Board of Directors at the July 1, 1999 meeting.

                                          Very truly yours,



                                          TANNER + CO.

                         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Digitran Systems, Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of August, 1999.

     DIGITRAN SYSTEMS, INCORPORATED
               (Registrant)

By    /s/ Loretta Trevers
--------------------------

Its:      President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Loretta Trevers           Chairman of the Board
-------------------------
Loretta Trevers                (Chief Executive Officer,
                                & President)                August 30, 1999

 /s/ Gary Blum                 Director                     August 30, 1999
-------------------------
Gary Blum

/s/ Phillip P. Andrews         Director                     August 30, 1999
-------------------------
Phillip P. Andrews

/s/ Aaron Etra                 Director                     August 30, 1999
-------------------------
Aaron Etra


** S. Emerson Lybbert          Chief Financial Officer
                               Corporate Secretary

** Jamie Levey                 Director


** Note: Scott E. Lybbert and Jamie Levey were not authorized signatories acting as Chief Financial Officer/Corporate Secretary and Director, respectively, as of the completion date of this Form 10-KSB.