Form 10QSB
period 1999-07-31
DIGITRAN SYSTEMS INC /DE
filed 1999-10-18
CIK 876134

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                       _____________________
                             FORM 10-QSB
                       _____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarter ended July 31, 1999

                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                      _____________________

For the Transition Period from                         to
Commission File Number 1-11034

                   DIGITRAN SYSTEMS, INCORPORATED
                   ------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                           72-0861671
          --------                           ----------
     (State of other jurisdiction of        (IRS employer
     incorporation or organization)         identification No.)

        2176 North Main, P.O. Box 6310,  North Logan,  UT 84341-631
        -----------------------------------------------------------
        (Address of principal executive offices and zip code)

                           (435) 752-9067
                           --------------
        (Registrant's telephone number, including area code)

                           Not applicable
                           --------------
(Former name, address, and fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes     X    No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at July 31, 1999
 Common stock, $.01 par value                     14,271,047
 Class B Common stock, $.01 par value              2,000,000
 Transitional Small Business Disclosure Format (Check one)

                       Yes          No   X

                          TABLE OF CONTENTS


                                                                PAGE

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
           as of July 31, 1999                                        3

          Unaudited Condensed Consolidated Statements of Operations,
            for the three month periods ended July 31, 1999 and 1998  4

          Unaudited Condensed Consolidated Statements of Cash Flows,
            for the three month periods ended July 31, 1999 and 1998  5

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

PART I  FINANCIAL INFORMATION


ITEM 1     FINANCIAL STATEMENTS

           DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)
                            July 31, 1999


                               ASSETS
CURRENT ASSETS

   Cash and cash equivalents                             $           17,925
   Accounts receivable                                              198,767
   Inventories                                                       68,486
                             Total Current Assets                   285,178

Property, Plant, and Equipment (Net)                                139,655

                                                             $      424,833

                 LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                   $      2,882,314
   Short Term Notes Payable                                       1,525,906
                        Total Current Liabilities                 4,408,220

Long Term Notes Payable                                             149,974

Total Liabilities                                                 4,558,194

Shareholder's Deficit
   Preferred Stock                                                      566
   Common Stock                                                     142,701
   Class B Common Stock                                              20,000
   Additional Paid-in Capital                                     9,356,081
   Retained Earnings (Deficit)                                 (13,652,709)
                            Total Shareholder's Deficit         (4,133,361)

   Total Liabilities & Shareholder's Deficit                 $      424,833

   The accompanying notes are an integral part of these financial statements.

           DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                Three Months Ended July 31,
                                                 1999                 ^1998
NET SALES                                     $     291,644   $      605,000

COST OF GOODS SOLD                                   71,909          359,000

GROSS PROFIT OR (LOSS)                        $     219,735   $      246,000

EXPENSES
   Selling, general and administrative expenses     612,780          687,000
   Depreciation and Amortization                     40,628           45,000

OPERATING INCOME                              $    (433,673)       $(486,000)

OTHER INCOME (EXPENSE)
   Interest                                         (69,826)        (130,000)
   Litigation Settlement Cost & Inventory Write Down
   Gain on Sale of Real Estate                      369,444          416,000
   Other                                             15,023               -

INCOME (LOSS) BEFORE INCOME TAX               $    (119,032)       $(200,000)

INCOME TAXES                                            -                 -

NET INCOME (LOSS)                             $    (119,032)       $(200,000)

LESS CURRENT UNPAID DIVIDENDS ON PREFERRED STOCK      (7920)              -

NET LOSS APPLICABLE TO COMMON SHARES          $     (126,952)      $(200,000)

LOSS PER SHARE APPLICABLE TO COMMON STOCK             (0.009)          (0.02)

WEIGHTED AVERAGE COMMON STOCK AND
   COMMON STOCK EQUIVALENTS OUTSTANDING           14,198,459      12,932,849

   The accompanying notes are an integral part of these financial statements

           DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                  Three Months Ended July 31,
                                                       1999       1998
Cash Flows From Operating Activities
   Net Loss                                        $ (119,032)  $  (200,000)
   Adjustments to reconcile net loss to net cash
      Provided by (used in) operating activities:
            Depreciation and Amortization              40,628        45,000
            Issuance of common stock for services
               and litigation settlement
           (Increase) Decrease in:
               Accounts Receivable                     49,851       (72,000)
               Inventory                                             63,000

               Costs & Earning in excess of billings
Other current assets
            Increase (Decrease) in:
               Accounts Payable
                  and other Current liabilities      (206,944)       98,000
                       Billing in excess of costs

   Net Cash Used in Operating Activities          $  (235,497)  $  (192,000)

Cash Flows From Investing Activities
   Purchase of property and equipment                  (3,446)            0
   Proceeds from sale of buildings                    550,000             0

   Net Cash Used in Investing Activities              546,554             0

Cash Flows From Financing Activities
   Proceeds from Stock Offering                                     220,000
   Proceeds from short term borrowing                 180,000       397,000
   Payments on short term borrowing                  (375,565)     (753,000)
   Proceeds from long term borrowing                                631,000
   Payments on long term borrowing                   (104,110)     (764,000)
   Net Proceeds from sale of buildings                      0       409,000

   Net Cash Provided by Financing Activities      $  (299,675)   $  140,000

Net Increase (Decrease) in Cash                        11,382       (52,000)

Cash Beginning of Period                                6,543        65,000

Cash End of Period                                $    17,925     $  13,000

   The accompanying notes are an integral part of these financial statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

   The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 31, 1999, and the results of operations and cash flows for the three month periods ended July 31, 1999 and 1998 have been made.

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

NOTE 4 - CAPITAL STOCK

   The Company's capital stock consists of common stock, Class B common stock, and preferred stock. The common stock provides for a non-cumulative, $.05 per share annual dividend and a $.01 per share liquidation preference over Class B common. In addition, the Company must pay the holders of the common stock a dividend per share at least equal to any dividend paid to the holders of Class B common. Holders of the common stock are entitled to one-tenth of a vote for each share held.

   Class B common may not receive a dividend until an annual dividend of at least $.05 is paid on the common stock. Holders of Class B common have preemptive rights with respect to the Class B common stock and may convert each share of Class B common into one share of the common stock at any time. Holders of Class B common are entitled to one vote per share held.

   The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of July 31, 1999 there were 56,575 shares outstanding.

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

   Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15. The Company paid dividends of $27,362 for September 15, 1992 and $136,682 for March 15, 1993. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $190,090. The future payment of dividends on the Preferred Stock is dependent on cash flow from operations and potential reduction in dividend liability through conversion of preferred shares for common shares. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of preferred stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

         PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition or Plan of Operations.

Management's Future Plans

Financing

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

The Use of Proceeds from the financing are described as follows:

          Commissions                                 $300,000
          Payments for Short Term Debt                 500,000
          Overdue Payables   Key Vendors               500,000
          Payment for Long Term Debt                   350,000
          Product Development                          150,000
          Increased Marketing Efforts                  150,000
          Increased Engineering Personnel              150,000
          Stock Market Relations                        50,000
          Working Capital and General Corporate
               Purposes to Finance Growth            2,500,000

                    Total                           $5,000,000

New Product Development

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

Results of Operations.   Three months ended July 31, 1999 vs. 1998

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

Selling, General and Administrative.    During this period, the Company
invested heavily in Sales and Marketing efforts: Trade shows, advertising and extensive travel. Also because of weak cash flow, the Company incurred commitment fees, legal fees and investor related expenses in excess or normal levels during this quarter.

Interest. Interest expense decreased 45% due to paying off debt through the sale of the Library building.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

      See "Note 2 - Commitments and Contingencies".

ITEM 2 Changes in Securities

     During this quarter, 143,196 shares of common stock were issued to consultants, suppliers, and employees, for services rendered.

ITEM 3 Defaults on Senior Securities

      Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1992. No preferred stock dividends have been paid since September 15, 1993 resulting in aggregate dividends in arrears of $190,090

ITEM 4 Submission of Matters to a Vote of Security Holders

      None

ITEM 5 Other

      None

ITEM 6 Exhibits and Reports on Form 8-K

          Exhibits:   None

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


                                       Digitran Systems, Incorporated
                                       ------------------------------
                                                Registrant



Dated July 31, 1999                    By: /s/  Loretta Trevers
                                       ------------------------------
                                       By: Loretta Trevers
                                       (President, Chairman & Chief Executive
                                       Officer)