Form 10QSB
period 1999-10-31
DIGITRAN SYSTEMS INC /DE
filed 2000-01-13
CIK 876134

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                           UNITED STATES
                 SECURIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended October 31, 1999

                                OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from                    to
Commission File Number 1-11034


                  DIGITRAN SYSTEMS, INCORPORATED
      (Exact name of registrant as specified in its charter)

               Delaware                        72-086167

     (State or other jurisdiction of         (IRS) employer
     incorporation or organization)          identification No.)

     2176 North Main, P.O. Box 6310, North Logan, UT 84341-6310
          (Address of principal executive offices and zip code)

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
Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at October 31, 1999
Common stock, $.01 par value                      15,032,481
Class B Common stock, $.01 par value              2,000,000
Transitional Small Business Disclosure Format (Check one)

Yes         No   X

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES



                         TABLE OF CONTENTS

                                                              PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
              as of Oct 31. 1999                                3

          Unaudited Condensed Consolidated Statements of
              Operations, for the three month periods ended
              Oct 31, 1999 and 1998                             4

          Unaudited Condensed Consolidated Statements of Cash
              flows, for the six month periods ended
              Oct 31, 1999 and 1998                             5

          Notes to Unaudited Condensed Consolidated Interim
              Financial Statements                              6

     Item 2.  Management's Discussion and Analysis of Financial
            Condition or Plan of Operation                      9

PART II. OTHER INFORMATION                                     11

SIGNATURES                                                     12

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


PART I  FINANCIAL INFORMATION


     ITEM 1               FINANCIAL STATEMENTS

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)
                         October 31, 1999

                              ASSETS
CURRENT ASSETS

     Cash and cash equivalents                               $     3,084
     Accounts receivable                                         469,174
     Inventories                                                  53,010
                         Total Current Assets                    525,268

Property, Plant, and Equipment (Net)                              60,632
                                                             $   585,900

               LIABILITIES AND STOCK HOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                   $ 3,016,951
     Short Term Notes Payable                                  1,494,919
                         Total Current Liabilities             4,511,870

Long Term Notes Payable                                      $   149,114

Total Liabilities                                            $ 4,660,984

Shareholder's Deficit
     Preferred Stock                                         $       566
     Common Stock                                                142,701
     Class B Common Stock                                         20,000
     Additional Paid-in Capital                                9,449,314
     Retained Earnings (Deficit)                             (13,704,345)
                         Total Shareholder's Deficit          (4,075,084)
                         Total Liabilities & Shareholder's
                         Deficit                             $   585,900

The accompanying notes are an integral part of these financial statements.

          DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)
                   Three Months Ended October 31, Six months Ended October 31,
                     1999          1998                1999           1998
NET SALES             $378,438    $   196,000      $  670,082    $   801,000

COST OF GOODS SOLD    $ 93,583    $   399,000      $  165,492    $   758,000

GROSS PROFIT OR (LOSS)$284,855    $  (203,000)     $  504,519    $   (43,000)

EXPENSES
  Selling, general and
  administrative
  expenses            $229,559    $   493,000      $  842,339    $ 1,180,000
  Depreciation and
  Amortization        $ 21,973    $    45,000      $   62,601    $    90,000

OPERATING INCOME      $ 33,323    $  (741,000)     $  400,350    $(1,227,000)

OTHER INCOME (EXPENSE)
   Interest           $(97,859)   $  (131,000)     $  167,685    $  (261,000)
   Litigation
   Settlement Cost &
   Inventory Write Down$          $                $             $
   Gain on Sale of Real
   Estate              $ (2,100)  $                $  367,344    $   416,000
     Other             $ 15,000   $                $   15,000    $

INCOME (LOSSES) BEFORE
INCOME TAX             $(51,636)  $  (872,000)     $ (170,668)   $(1,072,000)

INCOME TAXES           $      0   $         0      $             $

NET INCOME (LOSS)      $(51,636)  $  (872,000)     $ (170,668)   $(1,072,000)

LESS CURRENT UNPAID
DIVIDENDS ON PREFERRED
STOCK                  $ (7,920)  $   (26,000)     $  (15,840)   $   (26,000)

NET LOSS APPLICABLE TO
COMMON SHARES          $(59,556)  $  (893,000)     $ (168,508)   $(1,098,000)

LOSS PER SHARE
APPLICABLE TO COMMON
STOCK                  $ (0.004)  $      (.07)     $   (0.007)   $     (0.10)

WEIGHTED AVERAGE
COMMON STOCK AND COMMON
STOCK EQUIVALENTS
OUTSTANDING          15,032,481    13,093,511      15,032,481     13,093,511

The accompanying notes are an integral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)
                                            Six Months Ended October 31,
                                                1999             1998
Cash Flows From Operating Activities
   Net Loss                                    $   (178,588)   $(1,072,000)
   Adjustments to reconcilement loss to net cash
     Provided by (used in) operating activities:
     Depreciation and Amortization                   62,601         90,000
     Issuance of common stock for services
       and litigation settlement                          0        143,000
     (Increase) Decrease in:
       Accounts Receivable                         (220,456)       (26,000)
       Inventory                                     15,476         87,000
       Costs & Earning in excess of billings              0              0
       Other current assets                               0              0
     Increase (Decrease)in:
       Accounts Payable and other Current
       liabilities                                 (284,975)       437,000
       Billing in excess of costs                         0              0

   Net Cash Used in Operating Activities       $   (157,539)   $  (341,000)

Cash Flows From Inventory Activities
   Purchase of property and equipment          $    (19,496)   $    (5,000)

Net Cash Used in Investing Activities          $    (19,496)   $    (5,000)

Cash Flows From Financing Activities
   Proceeds from stock - conversion of debt    $    109,914    $         0
   Proceeds from Stock Offering                           0        220,000
   Proceeds from short term borrowing               230,000        565,000
   Payments on short term borrowing                (425,000)      (784,000)
   Proceeds from long term borrowing                      0        649,000
   Payments on long term borrowing                 (104,110)      (764,000)
   Net Proceeds from sale of buildings              367,344        409,000

Net Cash Provided by Financing Activities      $    178,148    $   295,000

Net Increase (Decrease) in Cash                      (3,459)       (51,000)

Cash Beginning of Period                              6,543         65,000

Cash End of Period                             $      3,084    $    14,000

     The accompanying notes are an inegral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


 NOTE 1   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 31, 1999 and the results of operations and cash flows for the three month periods ended October 31, 1999 and 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1999 audited financial statements. The results of operation for the periods ended October 31, 1999 and 1998 are not necessarily indicative of the operating results for the respective full years.

The simulator products which are marketed by the Company sell at a very high price in comparison to the total annual sales of the Company. This relationship leads to individual sales having a disproportionately large effect on total sales. Therefore, sales within a quarter can lead to highly volatile results of operations for individual quarters. The results for individual quarters may not be indicative of annual results. All quarterly information should be considered in light of the last fiscal year and the current year to date operations of the Company. Furthermore, due to the fixed nature of certain coast of revenues, the gross margins on relatively low revenue volumes will be lower than otherwise expected.

NOTE 2   COMMITMENTS AND CONTIJGENCIES

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

NOTE 3   CONCENTRATIONS OF CREDIT RISK

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


NOTE 4   CAPITAL STOCK

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

Class B common may not receive a dividend until an annual dividend of at least %.05 is paid on the common stock. Holders of Class B common have preemptive rights with respect to the Class B common stock and may convert each share of Class B common into one share of the common stock at any time. Holders of Class B common are entitled to one vote per share held.

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of October 31, 1999 there were 56,575 shares outstanding.

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

Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated as $7 per share. Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15. The Company paid dividends of $27,362 for September 15, 1992 and $136,682 for March 14, 1993. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $205,590. The future payment of dividends on the Preferred Stock is dependent on cash flow from operations and potential reduction in dividend liability through conversion of preferred shares for common shares. There may be legal restrictions on the payment of dividends for periods in which losses are incurred and/or the Company has an accumulated deficit.

             DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Subject to certain registration requirements, convertibility of any preferred stock issued may be exercised at the option of the holder thereof at two shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them on notice to each holder of prefered stock at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

             DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition or Plan of Operations.

Management's Future Plans

Financing

To allow the Company to move foreard, grow and have sufficient liquidity for future operations, the Company is seeking to restructure its finances as follows. In the absence of this or a similar refinancing, the Company will experience cash flow problems on a chronic basis until operations can generate positive cash flow:

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

New Product Development

The Company is developing variations to its larger scale products. As computer components become increasingly more capable and less expensive, development of smaller, personal computer-based simulators become more feasible. Also, mid-sized simulators are being developed for those customers who need simulated training, but can't afford or don't need, all the features available on current models.

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


Results of Operations. Six months ended October 31, 1999 vs 1998

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

Cost of Sales. Cost of sales will appear to be unusually high for the current period when compared to the previous period. This is because the Company's management has chosen to report its results from operations in a very conservative manner. Cost of sales consists of two major expense categories:

     (1)  Cost of Parts and Components (variable by item sold)
     (2)  Engineering and Production Labor (fixed by paypaeriod)

Manufacturing overhead is negligible. Consequently, gross mergins will be adversely affected when sales levels are below the breakeven point. Gross margins could possibly be negative if sales do not exceed the Company's fixed commitment to Engineering and Production labor. This change in presentation is part of a concerted effort by management to simplify its accounting practice and to eliminate practices that involve or create intangible asets.

Selling, General and Administrative. The company substantially cut all expenses across the company.

Interest. Interest increased 45% due to paying off debt through the sale of the Library building.

PART II OTHER INFORMATION. The company on October 12, 1999, entered into an agreement to sell the crane and truck product lines to Ship Analytics. This will pay the IRS and certain secure creditors.

ITEM 1 Legal Proceedings

     See "Note 2   Commitments and Contingencies".

ITEM 2 Changes in Securities

During this quarter, 761,434 shares of common stock were issued to consultants, suppliers, and employees, for services rendered.

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1993 resulting in aggregate dividends in arrears of $205,590.

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





                                         Digitran Systems, Incorporated
                                             Registrant



Dated October 31, 1999                  By:/s/Loretta Trevers
                                        By: Loretta Trevers
                                        (President, Chairman & Chief Executive
                                         Officer)