Form 10QSB/A
period 1999-10-31
DIGITRAN SYSTEMS INC /DE
filed 2000-03-15
CIK 876134

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                           UNITED STATES
                 SECURIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

              For the quarter ended October 31, 1999

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

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



                         TABLE OF CONTENTS

                                                              PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
              as of Oct. 31, 1999                               3

          Unaudited Condensed Consolidated Statements of
              Operations, for the three month periods ended
              Oct. 31, 1999 and 1998                            4

          Unaudited Condensed Consolidated Statements of Cash
              flows, for the six month periods ended Oct. 31,
              1999 and 1998                                     5

          Notes to Unaudited Condensed Consolidated Interim
              Financial Statements                              6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition or Plan of Operation                    9


PART II. OTHER INFORMATION                                     11

SIGNATURES                                                     12

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


PART I  FINANCIAL INFORMATION


     ITEM 1               FINANCIAL STATEMENTS

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)
                         October 31, 1999

                              ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $    3,084
     Accounts receivable                                    469,174
     Inventories                                             53,010
                         Total Current Assets               525,268

Property, Plant, and Equipment (Net)                         60,632
                                                         $  585,900

               LIABILITIES AND STOCK HOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses               $2,890,832
     Short Term Notes Payable                             1,494,919
                          Total Current Liabilities       4,385,751

Long Term Notes Payable                                  $  149,114

Total Liabilities                                        $4,534,865

Shareholder's Deficit
     Preferred Stock                                     $      566
     Common Stock                                           150,324
     Class B Common Stock                                    20,000
     Additional Paid-in Capital                           9,418,277
     Retained Earnings (Deficit)                        (13,367,242)
     Total Shareholder's Deficit                         (3,948,965)
                          Total Liabilities &
                          Shareholder's Deficit          $  585,900

The accompanying notes are an integral part of these financial statements.

          DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)

                   Three Months Ended October 31, Six months Ended October 31,
                         1999          1998           1999           1998
NET SALES           $   378,438    $   196,000  $  670,082    $   801,000

COST OF GOODS SOLD  $    93,583    $   399,000  $  165,492    $   758,000

GROSS PROFIT OR
 (LOSS)             $   284,855    $  (203,000) $  504,519    $   (43,000)

EXPENSES
 Selling, general
 and administrative
 expenses           $   229,559    $   493,000  $  842,339    $ 1,180,000
 Depreciation and
 Amortization       $    21,973    $    45,000  $   62,601    $    90,000

OPERATING INCOME    $    33,323    $  (741,000) $  400,350    $(1,227,000)

OTHER INCOME (EXPENSE)
   Interest         $   (97,859)   $  (131,000) $  167,685    $  (261,000)
   Litigation
   Settlement Cost &
   Inventory Write
   Down             $              $            $             $
   Gain on Sale of
   Real Estate      $    (2,100)   $            $  367,344    $   416,000
     Other          $    15,000    $            $   15,000    $

INCOME (LOSSES)
BEFORE INCOME TAX   $   (51,636)   $  (872,000) $ (170,668)   $(1,072,000)

INCOME TAXES        $         0    $         0  $             $

NET INCOME (LOSS)   $   (51,636)   $  (872,000) $  (170,668)  $(1,072,000)

LESS CURRENT UNPAID
DIVIDENS ON PREFERRED
STOCK               $    (7,920)   $   (26,000) $   (15,840)  $   (26,000)

NET LOSS APPLICABLE
TO COMMON SHARES    $   (59,556)   $  (893,000) $  (168,508)  $(1,098,000)

LOSS PER SHARE
APPLICABLE TO COMMON
STOCK               $    (0.004)   $      (.07) $    (0.007)  $     (0.10)


WEIGHTED AVERAGE
COMMON STOCK AND
COMMON STOCK
EQUIVALENTS
OUTSTANDING           15,032,481    13,093,511   15,032,481    13,093,511

The accompanying notes are an integral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)
                                                    Six Months Ended
                                                       October 31,
                                                   1999            1998
Cash Flows From Operating Activities
   Net Loss                                     $(178,588)     $(1,072,000)
   Adjustments to reconcilement loss to net cash
     Provided by (used in) operating activities:
     Depreciation and Amortization                 62,601           90,000
     Issuance of common stock for services
       and litigation settlement                        0          143,000
     (Increase) Decrease in:
       Accounts Receivable                       (220,456)         (26,000)
       Inventory                                   15,476           87,000
       Costs & Earning in excess of billings            0                0
       Other current assets                             0                0
     Increase (Decrease)in:
       Accounts Payable and other Current
       liabilities                                158,856          437,000
       Billing in excess of costs                       0                0

   Net Cash Used in Operating Activities        $(162,111)       $(341,000)

Cash Flows From Inventory Activities
   Purchase of property and equipment           $ (19,496)       $  (5,000)

Net Cash Used in Investing Activities           $ (19,496)       $  (5,000)

Cash Flows From Financing Activities
   Proceeds from stock - conversion of debt     $ 109,914        $       0
   Proceeds from Stock Offering                         0          220,000
   Proceeds from short term borrowing             230,000          565,000
   Payments on short term borrowing              (425,000)        (784,000)
   Proceeds from long term borrowing                    0          649,000
   Payments on long term borrowing               (104,110)        (764,000)
   Net Proceeds from sale of buildings            367,344          409,000

Net Cash Provided by Financing Activities       $ 178,148        $ 295,000

Net Increase (Decrease) in Cash                    (3,459)         (51,000)

Cash Beginning of Period                            6,543           65,000

Cash End of Period                              $   3,084        $  14,000

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

  The simulator products which are marketed by the Company sell at a very high price in comparison to the total annual sales of the Company. This relationship leads to individual sales having a disproportionately large effect on total sales. Therefore, sales within a quarter can lead to highly volatile results of operations for individual quarters. The results for individual quarters may not be indicative of annual results. All quarterly information should be considered in light of the last fiscal year and the current year to date operations of th Company. Furthermore, due to the fixed nature of certain coast of revenues, the gross margins on relatively low revenue volumes will be lower than otherwise expected.

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

  Managemt's Future Plans

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

     Instability in the global economy. The Company saw several significant potential projectseliminated or deferred by their customers, due to uncertainties with the customr's currency, national economy, or other political issues.

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

     Cost of Parts and Components (variable by item sold)
     Engineering and Production Labor (fixed by paypaeriod)

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