Form 10QSB/A
period 1999-10-31
DIGITRAN SYSTEMS INC /DE
filed 2000-03-23
CIK 876134

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


                           UNITED STATES
                 SECURIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB/A-2
                        __________________

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

          DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)

                   Three Months Ended October 31, Six months Ended October 31,
                         1999          1998           1999           1998
NET SALES           $   239,872    $   196,000  $  670,082    $   801,000

COST OF GOODS SOLD  $    86,825    $   399,000  $  165,492    $   758,000

GROSS PROFIT OR
 (LOSS)             $   153,047    $  (203,000) $  504,590    $   (43,000)

EXPENSES
 Selling, general
 and administrative
 expenses           $  (214,331)   $   493,000  $  842,339    $ 1,180,000
 Depreciation and
 Amortization       $     6,112    $    45,000  $   62,601    $    90,000

OPERATING INCOME    $   (67,396)   $  (741,000) $  400,350    $(1,227,000)

OTHER INCOME (EXPENSE)
   Interest         $   (55,292)   $  (131,000) $  167,685    $  (261,000)
   Settlement Cost &
   Inventory Write
   Down             $              $            $             $
   Gain on
   Settlements      $   127,404    $            $  397,367    $   416,000

INCOME (LOSSES)
BEFORE INCOME TAX   $     4,716    $  (872,000) $ (170,668)   $(1,072,000)

INCOME TAXES        $         0    $         0  $             $

NET INCOME (LOSS)   $     4,716    $  (872,000) $  (170,668)  $(1,072,000)

LESS CURRENT UNPAID
DIVIDENS ON PREFERRED
STOCK               $    (7,920)   $   (26,000) $    (7,920)  $   (26,000)

NET LOSS APPLICABLE
TO COMMON SHARES    $    (3,204)   $  (893,000) $  (178,588)  $(1,098,000)

LOSS PER SHARE
APPLICABLE TO COMMON
STOCK               $    (0.004)   $      (.07) $    (0.007)  $     (0.10)


WEIGHTED AVERAGE
COMMON STOCK AND
COMMON STOCK
EQUIVALENTS
OUTSTANDING           15,032,481    13,093,511   15,032,481    13,093,511

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