Form 10QSB
period 2000-01-31
DIGITRAN SYSTEMS INC /DE
filed 2000-03-23
CIK 876134

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

              For the quarter ended January 31, 2000

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
Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at January 31, 2000
Common stock, $.01 par value                      19,138,140
Class B Common stock, $.01 par value              2,000,000
Transitional Small Business Disclosure Format (Check one)

Yes         No   X

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES



                         TABLE OF CONTENTS

                                                              PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
              as of Jan. 31, 2000                               3

          Unaudited Condensed Consolidated Statements of
              Operations, for the three month periods ended
              Jan. 31, 2000 and 1999                            4

          Unaudited Condensed Consolidated Statements of Cash
              flows, for the six month periods ended Jan. 31,
              2000 and 1999                                     5

          Notes to Unaudited Condensed Consolidated Interim
              Financial Statements                              6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition or Plan of Operation                    9


PART II. OTHER INFORMATION                                     11

SIGNATURES                                                     12

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


PART I  FINANCIAL INFORMATION


     ITEM 1         FINANCIAL STATEMENTS

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)
                         January 31, 2000

                              ASSETS
CURRENT ASSETS

     Cash and cash equivalents                              $     2,650
     Accounts receivable                                        211,696
     Inventories                                                 26,135
                         Total Current Assets                   240,481

Property, Plant, and Equipment (Net)                             41,135
                                                            $   281,616

               LIABILITIES AND STOCK HOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                   $2,355,971
     Short Term Notes Payable                                 1,285,140
                 Total Current Liabilities                    3,641,111

Long Term Notes Payable                                      $  147,975

Total Liabilities                                            $3,789,086

Shareholder's Deficit
     Preferred Stock                                         $      566
     Common Stock                                               191,381
     Class B Common Stock                                        20,000
     Additional Paid-in Capital                               9,651,029
     Retained Earnings (Deficit)                            (13,370,446)
     Total Shareholder's Deficit                             (3,507,470)
Total Liabilities & Shareholder's Deficit                    $  281,616

The accompanying notes are an integral part of these financial statements.
          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

          DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)

                  Three Months Ended January 31, Nine months Ended January 31,
                     2000          1999                2000           1999
NET SALES      $   239,872    $  1,030,000        $   909,954    $  1,831,000

COST OF GOODS
SOLD           $    86,825    $    802,000        $   252,317    $  1,560,000

GROSS PROFIT OR
(LOSS)         $   153,047    $    228,000        $   657,637    $    271,000

EXPENSES
  Selling,
  general and
  administrative
  expenses     $   214,331    $    372,000        $ 1,056,670    $  1,553,000
  Depreciation
  and
  Amortization $     6,112    $     45,000        $    68,713    $    134,000

OPERATING
INCOME         $   (67,396)   $   (189,000)       $  (467,746)   $ (1,416,000)

OTHER INCOME
(EXPENSE)
   Interest    $   (55,292)   $   (106,000)       $  (222,977)   $   (366,000)
   Settlement
   Cost &
   Inventory
   Write Down  $              $                   $              $
   Gain on
   Settlements
   and Building$   127,404    $                   $   524,771    $    416,000

INCOME (LOSSES)
BEFORE INCOME
TAX            $     4,716    $   (295,000)       $  (165,952)   $ (1,366,000)

INCOME TAXES   $         0    $          0        $         0    $          0

NET INCOME
(LOSS)         $     4,716    $   (295,000)       $  (165,952)   $ (1,366,000)

LESS CURRENT
UNPAID DIVIDENS
ON PREFERRED
STOCK          $    (7,920)   $                   $  (15,840)    $   (26,000)

NET LOSS
APPLICABLE TO
COMMON SHARES  $   ( 3,204)   $   (295,000)       $  (181,792)   $(1,392,000)

LOSS PER SHARE
APPLICABLE TO
COMMON STOCK   $    (0.004)   $       (.02)       $     (0.01)   $     (0.10)

WEIGHTED AVERAGE
COMMON STOCK AND
COMMON STOCK
EQUIVALENTS
OUTSTANDING      19,138,140      13,406,708         19,138,140     13,406,708

The accompanying notes are an integral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)
                                                  Nine Months Ended
                                                     January 31,
                                                         2000        1999
Cash Flows From Operating Activities
   Net Loss                                         $   (181,792)  (1,366,000)
   Adjustments to reconcilement loss to net cash
     Provided by (used in) operating activities:
     Depreciation and Amortization                        68,713      135,000
     Issuance of common stock for services
       and litigation settlement                          90,794      180,000
     Gain on litigation settlement
     (Increase) Decrease in:
       Accounts Receivable                                36,922     (539,000)
       Inventory                                          42,351      614,000
       Costs & Earning in excess of billings                   0            0
       Other current assets                                    0            0
     Increase (Decrease)in:
       Accounts Payable and other Current liabilities   (366,005)     472,000
       Billing in excess of costs                              0            0

   Net Cash Used in Operating Activities            $   (309,017) $  (504,000)

Cash Flows From Inventory Activities
   Purchase of property and equipment              $     (8,150) $    (8,000)

Net Cash Used in Investing Activities              $     (8,150) $    (8,000)

Cash Flows From Financing Activities
   Proceeds from stock - conversion of debt         $    294,361 $         0
   Proceeds from Stock Offering                                0     220,000
   Proceeds from short term borrowing                    248,000     797,000
   Payments on short term borrowing                     (485,344)   (887,000)
   Proceeds from long term borrowing                           0     691,000
   Payments on long term borrowing                      (104,110)   (765,000)
   Net Proceeds from sale of buildings                   367,344     409,000

   Net Cash Provided by Financing Activities             320,251     465,000

Net Increase (Decrease) in Cash                             (434)    (47,000)

Cash Beginning of Period                                   3,084      65,000

Cash End of Period                                 $       2,650 $    18,000

     The accompanying notes are an integral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

 NOTE 1   CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 31, 2000 and the results of operations and cash flows for the three month periods ended January 31, 2000 and 1999 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1999 audited financial statements. The results of operation for the periods ended January 31, 2000 and 1999 are not necessarily indicative of the operating results for the respective full years.

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

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

NOTE 3   CONCENTRATIONS OF CREDIT RISK

  Most of the Company's business activity is with oil companies, training institutions and various other entities, often outside the United States. Normally, the Company attempts to secure shipments outside the United States through letters of credit and/or progress payments.

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

  The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $.01 per share. As of January 31, 2000 there were 56,575 shares outstanding.

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

                  DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


  PART 1 FINANCIAL INFORMATION

  ITEM 2 Management's Discussion and Analysis of Financial Condition or Plan of Operations.

  Management's Future Plans

  Financing

  To allow the Company to move foreward, grow and have sufficient liquidity for future operations, the Company is seeking to restructure its finances as
follows.   In the absence of this or a similar refinancing, the Company will experience cash flow problems on a chronic basis until operations can generate positive cash flow:

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


Results of Operations. Six months ended January 31, 2000 vs 1999

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


Cost of Sales. Cost of sales have dropped when compared to the previous period This is because the Company's management has chosen to report its results from operations in a very conservative manner. Cost of sales consists of two major expense categories:

     (1)  Cost of Parts and Components (variable by item sold)
     (2)  Engineering and Production Labor (fixed by pay period)

Manufacturing overhead is negligible. Consequently, gross margins will be adversely affected when sales levels are below the breakeven point. Gross margins could possibly be negative if sales do not exceed the Company's fixed commitment to Engineering and Production labor. This change in presentation is part of a concerted effort by management to simplify its accounting practice and to eliminate practices that involve or create intangible assets.

Selling, General and Administrative. The company substantially cut all expenses across the company.

Interest. Interest decreased 60% due to paying off debt through the sale of the Library building and other debt payoff.

PART II OTHER INFORMATION. The company on October 12, 1999, entered into an agreement to sell the crane and truck product lines to Ship Analytics. This will pay the IRS and certain secure creditors.

ITEM 1 Legal Proceedings

     See "Note 2   Commitments and Contingencies".

ITEM 2 Changes in Securities

     During this quarter, 4,105,659 shares of common stock were issued to consultants, suppliers, debt holders, and employees, for services rendered.

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





                                         Digitran Systems, Incorporated
                                             Registrant



Dated January 31, 2000                   By:/s/Loretta Trevers

                                         By: Loretta Trevers
                                         (President, Chairman & Chief
                                          Executive Officer)