Form 10KSB
period 2000-04-30
DIGITRAN SYSTEMS INC /DE
filed 2000-09-19
CIK 876134

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 __________
                                FORM 10-KSB
                 [x] Annual Report Under Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended April 30, 2000

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


     State Issuer's revenues for its most recent fiscal year: 2000 -
$903,742


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,746,327 at April 30, 2000, computed at the closing quotation for the Registrant's common stock of $0.10 as of April 30, 2000.


     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at April 30, 2000 there were 22,487,174 shares of the Registrant's Common Stock and 2,600,000 shares of Class B Common Stock outstanding.


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

     The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. For the year ended April 30, 2000 the "going concern" assumption is qualified due to the Company's current financial condition and the Company's inability to achieve and sustain profitable operations in recent years. The company's operations were greatly affected by a shareholder lawsuit which began in 1993 and was fully satisfied in July of 1998.


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



Sales
     Revenues for the year ended April 30, 1999 were as follows:

            Simulators   %    Support Contracts   %     Total  %

Crane       $  386,697   41   $  182,070         20   $ 550,767  61
Petroleum   $  267,850   30   $   33,743          4   $ 301,593  33
Vehicle     $    -0-      -   $   51,382          6   $  51,382   6

Total       $  636,547   71%  $  267,195         30   $  903,742 100%

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

Significant Customers

     During the fiscal years ended April 30, 1999 and 1998, net sales to the following customers accounted for more than 10% of the Company's sales:

                                       2000              1999
      Customer A                     302,197            756,000
      Customer B                     166,577            369,000
      Customer C                     112,956            220,580
      Customer D                      91,000            126,520

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

Employees

     As of April 30, 2000, the Company had 3 full-time employees and 4 part time employees. As of April 30, 1998 the Company had 31 full-time and 5 part-time employees. In addition, the Company utilizes several sales agents on a commission basis and engages various consultants. The Company is not a party to any collective bargaining agreements.



ITEM 2  DESCRIPTION OF PROPERTY

     The company sold its former administrative offices located at 90 North 100 East, Logan Utah in June of 1999. In addition, the buildings located in North Logan which were the subject of a sale-leaseback agreement dated July 1999 were sold to a third party. The sale-leaseback agreement provided for some of the potential gain realized, in the event of a subsequent sale to a third party, to be shared with the company. The total gain recognized by the company due to the sale of buildings during the fiscal year was $540,238. In conjunction with the subsequent sale of the North Logan buildings, the company was relieved of its ten-year lease term commitment.

Virtually all other property, consisting primarily of computer equipment, has either been sold, used to satisfy debts, or has become fully depreciated.


ITEM 3  LEGAL PROCEEDINGS

     In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. The Company is delinquent in essentially all of its obligations. The potential resolution of these obligations could continue to cause the Company harm.


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

                                High        Low             High           Low

1st  Quarter                  5/16          5/32           1 3/8         41/72

2nd  Quarter                  5/32          7/128            3/4           1/4

3rd  Quarter                  1/8           1/32            19/48         7/32

4th  Quarter                  5/16          9/128            3/8           1/5


Shareholders

     As of April 30, 2000, the Company had 790 record holders of its Common Stock and 4 record holder of its Class B Common Stock as well as 11 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent.

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

     Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of 8% per annum on the stated value of the stock designated at $7.00 per share, payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $224,700 as of April 30, 2000. Dividends on Preferred Stock cannot be paid as long as there exists an Accumulated Deficit. Given the amount of the Accumulated Deficit, it is not likely that Dividends will be allowed for several years. Therefore, the Company has offered, and most shareholders have agreed, to convert the preferred shares into common shares under the belief that the share price of common stock would recover its value and exceed the continued accrual of dividends on Preferred Stock.

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

Management's Discussion

     For several years now, the company has been unsuccessful in achieving profitable operations, generating cash from operations or attracting sufficient equity or debt financing to sustain its then current level of operations. Consequently, the company was finally compelled to drastically reduce its work force, sell its assets and settle its debts in any way possible, including conversion of debt into the company's stock.

Plan of Operations

The company still has nominal operations and operating capacity. The company is represented by sales agents throughout the world, capable engineers construct and support the company's products on a contract basis, and the other aspects of the business are supported by shareholders. However, because the operations are currently as described above, the results of operations are summarized, netted and classified as the results of discontinued operations. The prior year's results have been reclassified also for comparability.

In November 1999 the company entered into an agreement with another company (a non-competitor who has served the same customer base as Digitran for many years) regarding the company's Crane and Truck simulation divisions. As of September 15, 2000 not all of the provisions of the agreement have been completed. The agreement, in principle calls for the other company to: (1) provide support to the crane and truck division's product lines and customers,
(2) to satisfy certain debts of secured creditors and (3) to assist the company in payment of its past due taxes. In return, the other company would be entitled to the benefit from their efforts expended in those divisions, including revenues from maintenance contracts and future simulator sales. The company continues to support the petroleum Division and other existing projects.

Management's Future Plans

At this point, the company's management continues to entertain all viable potential alternatives to provide creditor satisfaction and shareholder value including, but not limited to: mergers, acquisitions, reverse acquisitions, joint ventures, debt -restructures, spin-offs, realization of the company's intangible assets or value, etc. Alternatives will continue to be distinguished and favored based upon how well it provides for the existing creditors and shareholders.

Management's Discussion and Analysis of the Results of Operations 2000 vs. 1999. Results of Operations:

The company essentially broke even (posting net income of $11,292) for the year vs. a loss of $2,822,371 for fiscal year 1999. The company was more successful in scaling down its operating expenses to the anticipated levels of revenues. The results of operations were significantly impacted in a positive manner by the sales of the buildings and by the settlement of debts (the absence of which would have more greatly and adversely affected the reported results of operations).

     Revenues.  Net Sales for 2000 were $ 903,742 as compared to $1,956,298 in 1999 for a 53% decrease. The Crane and Truck divisions accounted for 67% of the revenues for fiscal year 2000 versus 71% in fiscal year 1999. In spite of Digitran's condition, there are still several active projects currently in various stages of approval for crane, petroleum and vehicle simulators. Only a few of these potential contract awards can change the condition of Digitran significantly.

ITEM 7  FINANCIAL STATEMENTS

     The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

                 DIGITRAN SYSTEMS, INCORPORATED
                         AND SUBSIDIARY

               CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 2000

                        C O N T E N T S



Independent Auditors' Reports. . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations. . . . . . . . . . . . .  5

Consolidated Statements of Shareholders' Deficit . . . . . . .  6

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  7

Notes to the Consolidated Financial Statements . . . . . . . .  9

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Digitran Systems, Incorporated and Subsidiary


We have audited the consolidated balance sheet of Digitran Systems, Incorporated and Subsidiary as of April 30, 2000, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended April 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digitran Systems, Incorporated and Subsidiary as of April 30, 2000, and the results of their operations and their cash flows for the years ended April 30, 2000 and 1999, in conformity with generally accepted accounting principles.

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




HJ & Associates
Salt Lake City, Utah
September 15, 2000

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                   Consolidated Balance Sheet


                             ASSETS
                                                            April 30,
                                                              2000
    CURRENT ASSETS

         Cash                                              $        35,999
         Accounts receivable (net of $38,300 allowance)             74,770

              Total Current Assets                                 110,769

              TOTAL ASSETS                                 $       110,769

              LIABILITIES AND SHAREHOLDERS' DEFICIT

    CURRENT LIABILITIES

         Accounts payable                                  $       780,771
         Accrued expenses                                        1,610,699
         Current portion of notes payable (Note 3)                 698,151

              Total Current Liabilities                          3,089,621

    LONG-TERM LIABILITIES (Note 3)                                     -

         Total Liabilities                                       3,089,621

    COMMITMENTS AND CONTINGENCIES (Note 11)

    SHAREHOLDERS' DEFICIT

         Preferred stock, $0.01 par value: 1,000,000
          shares authorized, 53,650 shares issued and
          outstanding, (entitled to one-tenth
              vote per share)                                          537
         Common stock, $0.01 par value: 25,000,000 shares
          authorized, 22,487,174 shares issued and
          outstanding (entitled to one-tenth vote per share)       224,872
         Class B common stock, $0.01 par value:
          5,000,000 shares authorized, 2,600,000 shares
          issued and outstanding (entitled to one vote
          per share)                                                26,000
         Additional paid-in capital                             10,380,683
         Minority interest                                             -
         Accumulated deficit                                   (13,610,944)

              Total Shareholders' Deficit                       (2,978,852)

              TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $       110,769

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
             Consolidated Statements of Operations
                                                         For the Years Ended
                                                                  April 30,
                                                        2000              1999


    REVENUES                                $            -      $    -

    OPERATING COSTS

     Selling, general and administrative                 -           -

       Total Operating Costs                             -           -

    OPERATING LOSS                                       -           -

    OPERATING LOSS BEFORE LOSS FROM
     DISCONTINUED OPERATIONS                             -           -

    LOSS FROM DISCONTINUED
     OPERATIONS (Note 12)                              (107,261) (2,854,053)

    NET LOSS                                $          (107,261)$(2,854,053)

    BASIC GAIN (LOSS) PER SHARE

     Continuing operations                  $             (0.00)$      0.00
     Discontinued operations                              (0.01)      (0.21)

       Total Gain (Loss) Per Share          $             (0.01 )$    (0.21)

    WEIGHTED AVERAGE SHARES OF COMMON STOCK          16,361,144  13,479,828

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
        Consolidated Statements of Shareholders' Deficit
          For the Years Ended April 30, 2000 and 1999
                                    Preferred Stock         Common Stock
                               Shares         Amount     Shares     Amount
Balance at April 30, 1998       143,767    $   1,000    12,807,755 $128,000

Reverse rounding,
April 30, 1998                      -            438           -         77

Shares issued for cash              -            -         232,000    2,320

Shares issued for services          -            -         578,390    5,785

Stock for debt                      -            -         247,140    2,471

Conversion of preferred         (87,192)        (872)      261,576    2,616

Net loss                            -            -             -        -

Balance at April 30, 1999        56,575          566    14,126,861  141,269

Shares issued for debt              -            -          73,142      731

Shares issued for debt -
      Class B                       -            -             -        -

Shares issued for services          -            -       8,276,471   82,765

Conversion of preferred
shares                           (2,925)         (29)       10,700      107

Net loss for the year
ended April 30, 2000                -            -             -        -

Balance at April 30, 2000        53,650     $    537    22,487,174 $224,872

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
        Consolidated Statements of Shareholders' Deficit
          For the Years Ended April 30, 2000 and 1999
                                    Class B            Capital in
                               Common Stock           Excess of   Accumulated
                             Shares    Amount        Par Value    Deficit
Balance at April 30, 1998    2,000,000    $ 20,000    $8,784,000 $(10,711,000)

Reverse rounding,
April 30, 1998                      -          -          (1,668)        (306)

Shares issued for cash              -          -         229,680        -

Shares issued for services          -          -         228,584        -

Stock for debt                      -          -          77,134        -

Conversion of preferred             -          -          (1,744)       -

Net loss                            -          -             -     (2,822,371)

Balance at April 30, 1999    2,000,000    $ 20,000    $9,315,986 $(13,533,677)

Shares issued for debt              -            -       673,131          -

Shares issued for debt -
      Class B                  600,000       6,000        54,000          -

Shares issued for services          -            -       337,644          -

Conversion of preferred
shares                              -            -           (78)         -

Net loss for the year
ended April 30, 2000                -            -             -      (77,267)

Balance at April 30, 2000   1,600,000     $ 26,000    $10,380,683$(13,610,944)

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
             Consolidated Statements of Cash Flows
                                                    For the Years Ended
                                                         April 30,
                                                   2000             1999
    CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                               $     (77,267 )$  (2,822,371)

     Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization              62,802        148,379
        Bad debt expense                              -           38,300
        Gain on disposal of assets               (504,238)           -
        Issuance of common stock for services     420,409        232,909
        Payment of services in exchange for note
        payable                                       -          269,870
     Changes in operating assets and liabilities:
        Decrease in accounts receivable           173,848          8,082
        Decrease in inventory                      68,486        627,514
        Increase in accounts payable and other
         current liabilities                      178,282      1,161,976

           Net Cash Used In Operating Activities  322,322       (335,341)

    CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from sale of equipment               94,600        409,396
     Purchase of property and equipment               -          (37,168)

           Net Cash Provided In Investing
           Activities                              94,600        372,228

    CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable                  245,000        624,468
     Payments on notes payable                   (632,466)      (951,812)
     Issuance of common stock                         -          232,000

           Net Cash Used by Financing Activities$(387,466)   $   (95,344)

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
       Consolidated Statements of Cash Flows (Continued)
                                                     For the Years Ended
                                                          April 30,
                                                    2000           1999
    NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                            $         29,456 $   (58,457)

    CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                 6,543      65,000

    CASH AND CASH EQUIVALENTS AT
     END OF YEAR                            $         35,999 $     6,543

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999

    NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          History and Business Activity

          Digitran Systems, Incorporated (the Company) was formed under the laws of the State of Delaware in March 1985 as Mark, Inc. The Company began business operations in September 1985 when it acquired all the outstanding shares of Digitran, Inc., the Company changed its name to Digitran Systems, Incorporated. In 1979, Digitran, Inc. introduced a digital petroleum well pressure control simulator training system. In addition, Digitran, Inc., has developed crane training simulation systems for the construction and maritime crane industries and a truck driving training simulation system. In 1999, the Company started Digital Simulation Systems, Inc., a 95%-owned subsidiary. During the year, the Company disposed of all of its fixed assets and operations except for its petroleum services operations. Essentially, the Company discontinued its operations.

          Going Concern

          The Company has suffered recurring losses from operations and has a shareholders' deficit of $13,610,944 as of April 30, 2000. The Company plans are to merge with an existing operating company.
          These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

          The Company continues to rely on the sale of its securities and exchange of its securities to fund its operations.

          Principles of Consolidation

          The accompanying consolidated financial statements include Digitran Systems, Incorporated, and its wholly-owned subsidiaries, Digitran, Inc. and Digital Simulation Systems, Inc. All material intercompany transactions have been eliminated.

          Cash Equivalents

          For purposes of the statement of cash flows, cash includes all cash investment with original maturities to the Company of three months or less.

          Revenue Recognition

          The Company recognizes revenue on the manufacture and sale of computer driven simulation equipment. The sales can be from existing inventory of the Company, wherein the revenue is recognized once the amount and collectibility are reasonably assured. Sales may also be generated through contractual agreements between the company and their customers which require the Company to manufacture the product and/or customize some of the software applications for specific training scenarios. Where the Company is required to develop and manufacture a simulator, the company contracts with other entities to complete the project. As of April 30, 2000 and 1999, there were no significant contracts in progress.

       DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999


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

             DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999


    NOTE 1 -  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

          Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred.

          Reclassifications and Presentation

          Certain accounts in the 1999 financial statements have been reclassified to conform with the current year presentation.

    NOTE 2 -  RELATED PARTY TRANSACTIONS

          At April 30, 2000, the Company included approximately $74,000 of advances and commissions payable to a shareholder/officer.

    NOTE 3 -  NOTES PAYABLE

          Notes payable at April 30, 2000 are comprised of the following:

          Notes payable to stockholder, officers or directors with
           interest at rates ranging from 12% to 60%, due on demand,
           unsecured or secured by receivables, or equipment.    $  389,135

          Note payable to investors with interest at a rate from 12% to
           24% due on demand.                                       309,016

          Less current portion                                      698,151

          Long-term debt                                         $      -


          Future maturities of notes payable are as follows:

          Year Ending                                          Amount

            2000                                       $            698,151
            2001                                                     -
            2002                                                     -
            2003                                                     -
            2004                                                     -
          Thereafter                                                 -

                                                       $            698,151

       DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999


    NOTE 4 -  CAPITAL STOCK

          The Company's capital stock consists of common stock, Class B common stock and preferred stock. The common stock provides for a noncumulative $0.05 per share annual dividend and a $0.01 per share liquidation preference over Class B common. In addition, the Company must pay the holders of the common stock a dividend per share at least equal to any dividend paid to the holders of Class B common. Holders of the common stock are entitled to one-tenth of a vote for each share held.

          Class B common may not receive a dividend until an annual dividend of at least $0.05 is paid on the common stock. Holders of Class B common have preemptive rights with respect to the Class B common stock and may convert each share of Class B common into one share of the common stock at any time. Holders of Class B common are entitled to one vote per share held.

          The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of April 30, 2000, there were 53,650 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears for 2000 and 1999 of approximately $210,256 and $190,090, respectively, or $3.92 and $3.36 per share, respectively. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at three shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

    NOTE 5 -  INCOME TAXES

          The income tax benefit differs from the amount computed at federal statutory rates as follows:

For the Years Ended

April 30,
                                                      2000
1999

          Income tax benefit at statutory rate       $     26,000 $
993,800
          Change in valuation allowance                 (26,000  )
(977,000
        )
          Life insurance and meals                       -           (16,800 )

                                           $             -       $
 -

       DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999


    NOTE 5 -                               INCOME TAXES (Continued)

          Deferred tax assets (liabilities) at April 30, 2000 are comprised of the following:

          Net operating loss carryforward                        $
4,376,900
          Depreciation                                                -
          Accrued commission                                          -

          Valuation allowance                                    (4,376,900)

                                                                 $
 -

          At April 30, 2000, the Company has a net operating loss carryforward available to offset future taxable income of approximately $12,828,000, which will begin to expire in 2008. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

    NOTE 6 -                               SUPPLEMENTAL CASH FLOW INFORMATION

          Non-Cash Financing Activities

For the Years Ended

April 30,
                                                      2000
1999

            Issuance of stock for services $            420,409  $
234,369
            Common stock issued for payment of debt     733,862      118,150
            Notes payable issued for services rendered            -
204,414
            Services rendered for payment of notes
               payable                                   -         1,028,476

                    Total                  $          1,154,271  $
1,585,409

          During the year ended April 30, 2000, the Company converted 2,925 shares of preferred stock to 10,700 shares of common stock in accordance with the preferred stock conversion feature.

For the Years Ended

April 30,
                                                       2000
1999

            Interest paid                  $             94,217  $
113,261

            Income taxes paid              $             -       $
 -

       DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999


    NOTE 7 -                               MAJOR CUSTOMERS AND EXPORT SALES

          Sales to major customers which exceeded 10% of net sales are as follows:


For the Years Ended

April 30,
                                                      2000
1999

            Company A                      $             -       $
756,000
            Company B                      $             -       $
369,555
            Company C                      $             -       $
220,580
            Company D                      $             -       $
126,520
            Company E                      $            302,197  $
 -

          Export sales to unaffiliated customers were as follows:


For the Years Ended

April 30,
          Region                                      2000
1999

          North America (excluding the U.S.)         $    357,000 $
756,000
          Asia                                          133,000      220,580
          Australia                                      -           369,555

                                           $            490,000  $
1,346,135

    NOTE 8 -                               STOCK OPTIONS AND WARRANTS

          Information regarding the Company's stock options and warrants are summarized below:

                                                   Number of
                                                  Options and
Option Price
                                                    Warrants
Per Share

          Outstanding at April 30, 1999               3,745,345  $
0.25 - 2.25
          Granted                                       170,000         0.07
          Exercised                                    (635,850  )
0.07 - 1.00
          Expired or canceled                        (1,888,533  )
   2.25

          Outstanding at April 30, 2000               1,390,962  $
0.25 - 1.08

          Options and warrants exercisable at April 30, 2000 and 1999 are 1,390,962 and 3,745,345, respectively.

       DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999


    NOTE 9 -                               STOCK-BASED COMPENSATION

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation.
          The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted.
          The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


For the Years Ended

April 30,
                                                      2000
1999

          Net loss applicable to common stock -
           as reported                     $             -       $
(2,889,186
        )
          Net loss applicable to common stock -
           pro forma                       $             -       $
(2,899,811
        )
          Loss per share - as reported     $             -       $
  (0.22
        )
          Loss per share - pro forma       $             -       $
  (0.22
        )

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


For the Years Ended

April 30,
                                                      2000
1999

          Expected dividend yield          $             -       $

        -
          Expected stock price volatility                -       0.01%
          Risk-free interest rate                        -       5.0%
          Expected life of options                        -      3 years

          The weighted average fair value of options granted during 1999 was $0.92.

       DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999


    NOTE 10 -                              SHAREHOLDER LITIGATION

          The Company was a Defendant in a class action lawsuit filed by certain stockholders of the Company alleging that the company published or released false or misleading information relating to the recognition of revenue on certain contracts and improperly capitalizing certain simulator development costs. Following a trial, which commenced on September 30, 1996, the Company was found to be twenty-five (25%) percent liable to the Class Members in the lawsuit. In addition, the Company's subsidiary, Digitran, Inc., was also found liable for twenty-five (25%) percent of the damages, and the Company's former President, Donald G. Gallent, was found to be fifty (50%) percent liable. A Judgment was rendered at that time in the amount of $13,000,000. This judgment was rendered in total against all three defendants, without attribution of pro rata fault. The Company reached a court approved Settlement Agreement with Class Counsel as of July 15, 1997. The Settlement Agreement called for Digitran (the Company) to pay the sum of $600,000 within forty-five days of the date of the preliminary district court approval by the United States District Court for the District of Utah, and two additional payments of $200,000 each. The Company has paid the payments within the due date called for in the settlement agreement. All other parties to the action have dismissed their claims and there will be no appeal by any party to the Company's knowledge at this time.

    NOTE 11 -                              COMMITMENTS AND CONTINGENCIES

          In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. Management believes that the amount, if any, that may result from these claims, will not have a material adverse affect on the financial statements.

          The Company has not filed any federal quarterly payroll withholding reports to the IRS since March of 1998. The Company has accrued the tax withholding liability for these reports and has estimated and accrued related penalties and interest. These accrued and accumulated payroll tax amounts will be a continuing liability of the corporation until fully paid. Management indicates it intends to pursue a workable payment schedule with the appropriate taxing authorities until fully current. Consequently, it is uncertain what, if any, action the IRS may pursue regarding the collection of these taxes.

       DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999


    NOTE 12 -                              DISCONTINUED OPERATIONS

          The following is a summary of the loss from discontinued operations resulting from the elimination of the operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                                                                 For the Years
Ended
                                                       2000         1999

    NET SALES                               $            903,742 $
1,956,298

    COST OF SALES                                         483,459
1,934,904

    GROSS PROFIT                                         420,283      21,394

    EXPENSES

     Selling, general and administrative expenses         679,451
2,584,005
     Depreciation and amortization                        62,802     148,379
     Bad debt expense                                     -           38,300

                                            Total Expenses           742,253
2,770,684

    LOSS FROM OPERATIONS                                (321,970 )(2,749,290
           )

    OTHER INCOME (EXPENSE)

     Interest expense                                   (259,535 )
(490,755   )
     Gain on disposal of assets                          504,238     417,674

                                            Total Other Income (Expense)
244,703             (73,081     )

    LOSS BEFORE INCOME TAXES                             (77,267 )(2,822,371
           )

    INCOME TAX BENEFIT                                    -           -

    NET LOSS                                             (77,267 )
(2,822,371   )

    OTHER COMPREHENSIVE INCOME (LOSS)

     Dividends on convertible preferred stock; unpaid     (29,994 )
(31,682   )

                                            Total Other Comprehensive Income
(Loss)    $      (107,261     )$   (2,854,053     )

    ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None


                             PART III

    ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

         The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    Loretta Trevers            51             President and Chairman of the
Board

    Gary Blum                  59             Director

    Aaron Etra                 59             Director

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


    None


         At the beginning of the year, the Company owed Loretta Trevers $42,540.50 This debt was increased by advances of monies loaned to the Company plus interest, as well as expenses owed to Ms. Trevers and then that
    total was also decreased by payments made to Ms. Trevers and conversions to common stock throughout the year. At April 30, 2000 the Company owed Ms. Trevers approximately $35,000 in outstanding expenses, monies owed and interest.


    Other Items

         There were no exercises of stock options (or tandem stock appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended April 30, 2000 by any
    Named Executive Officer. The following table represents outstanding options by officers of the Company:

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
Unexercisable


    Loretta Trevers
    (Chief Executive Officer)
            1999    -0-            -0-              731,225/0         $
0/0
            1998    -0-            -0-              315,000/0         $
0/0

    Director Compensation

         At the discretion of the Chairman of the Board, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on market value on the first trading day in January of the year could
    be granted to each currently serving Director. No options were granted during the fiscal years ended April 30, 2000 or 1999.

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

    ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 30, 2000 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible
Preferred
    Stock (the "Preferred Stock") and Class B Common Stock beneficially owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, Preferred Stock and Class B
    Common Stock, by each
    director and each officer of the Company and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.



    Name and                Number                                    Number
    Address of            of shares             Percent of         of
outstanding
     Beneficial          of outstanding         outstanding      shares of
Class B
     Owner\Identity         Common                Common              Common
    of Group                Stock                Stock                Stock

    Loretta P. Trevers*
    2176 North Main
    N. Logan, UT 84341       2,205,973             9.80%            1,800,000

    Loretta P. Trevers*
    Trevers Trust/Trust Accounts
    2176 North Main
    N. Logan, UT 84341       1,869,000(1)          8.31%              800,000

    Robert H. Jaffe
    8 Mountain Avenue
    Springfield, NJ          1,513,050             6.72%
   0

    Clayton Paul Hilliard
    P.O. Box 52745
    Lafayette, LA 70505      1,301,904             5.78%                   0

    Gary Blum*
    3278 Wilshire Blvd, #603
    Los Angeles, CA  90010     535,480             2.38%                   0

    Aaron Etra*
    1350 Avenue/Americas
    29th Floor
    New York, NY 10021         427,100             1.90%                   0


    All executive officers
    and directors as a
    group (3 persons)        3,168,559            14.08%
2,600,000


    Name and                Percent of           Number and
    Address of            Outstanding           Percent of

       Beneficial             Shares of            Outstanding         Percent
of
        Owner\Identity         Class B               Shares of         Total
    Voting
    of Group              Common stock        Preferred stock        Power

    Loretta P. Trevers*
    2176 North Main
    N. Logan, UT 84341       69%                  0                 41.67%

    Loretta P. Trevers*
    Trevers Trust/Trust Accounts
    2176 North Main
    N. Logan, UT 84341       31%                  0                  20.35%

    Robert H. Jaffe
    8 Mountain Avenue
    Springfield, NJ            0                  0
                   3.10%


    Clayton Paul Hilliard
    P.O. Box 52745
    Lafayette, LA 70505       0                   0                  2.61%

    Gary Blum*
    3278 Wilshire Blvd, #603
    Los Angeles, CA  90010    0                   0                  1.10

    Aaron Etra*
    1350 Avenue/Americas
    29th Floor
    New York, NY 10021        0                   0                    **


    All executive officers
    and directors as a
    group (3 persons)         69%                  0                  43.67%



          *Indicates current officer or director of the Company.

    (1) Includes 920,000 shares of Common Stock and 800,000 shares of Class B Common Stock held by a trust of which Ian Frenche is the Trustee. Ms
Trevers
    does not control the voting rights of these shares. Beneficiaries of the trust include three of Ms Trever's children.


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

    (A)      Exhibits:

    Regulation S-B
    Exhibit Number

    CONSENT OF INDEPENDENT AUDITORS'

    Board of Directors
    Digitran Systems, Inc.
    Logan, Utah


    We hereby consent to the use of our audit report dated September 17, 2000 in this Form 10KSB of Digitran Systems, Inc. for the year ended April 30,
2000,
    which is part of this Form 10KSB and all references to our firm included in this Form 10KSB.



    HJ & Associates
    Salt Lake City, Utah
    September 15, 2000

    Signatures




    /s/ Loretta Trevers           Chairman of the Board
    -------------------------
    Loretta Trevers                (Chief Executive Officer,
                                    & President)                September 15,
2000


     /s/ Gary Blum                 Director                     September 15,
2000
    -------------------------
    Gary Blum


    /s/ Aaron Etra                 Director                     September 15,
2000
    -------------------------
    Aaron Etra