Form 10KSB/A
period 2000-04-30
DIGITRAN SYSTEMS INC /DE
filed 2000-09-20
CIK 876134

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 __________
                                FORM 10-KSB/A-1
                 [x] Annual Report Under Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [Fee Required]

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



Sales
     Revenues for the year ended April 30, 2000 were as follows:

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

Significant Customers

     During the fiscal years ended April 30, 2000 and 1999, net sales to the following customers accounted for more than 10% of the Company's sales:

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

Market information follows:

                                      2000                         1999

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

Management's Discussion and Analysis of the Results of Operations 2000 vs. 1999. Results of Operations:

The company lost $77,267 for the year vs. a loss of $2,822,371 for fiscal year 1999. The company was more successful in scaling down its operating expenses to the anticipated levels of revenues. The results of operations were significantly impacted in a positive manner by the sales of the buildings and by the settlement of debts (the absence of which would have more greatly and adversely affected the reported results of operations).

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

    NOTE 5 -  INCOME TAXES

          The income tax benefit differs from the amount computed at federal statutory rates as follows:
                                                      For the Years Ended
                                                          April 30,
                                                      2000           1999

          Income tax benefit at statutory rate       $     26,000 $  993,800
          Change in valuation allowance                   (26,000)  (977,000)
          Life insurance and meals                            -      (16,800)

                                                      $        -   $      -
PAGE>
       DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999


    NOTE 5 -  INCOME TAXES (Continued)

          Deferred tax assets (liabilities) at April 30, 2000 are comprised of the following:

          Net operating loss carryforward                        $4,376,900
          Depreciation                                                -
          Accrued commission                                          -

          Valuation allowance                                    (4,376,900)

                                                                 $    -

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

    NOTE 8 -  STOCK OPTIONS AND WARRANTS

          Information regarding the Company's stock options and warrants are summarized below:

                                                   Number of
                                                  Options and    Option Price
                                                    Warrants       Per Share

          Outstanding at April 30, 1999               3,745,345  $ 0.25 - 2.25
          Granted                                       170,000           0.07
          Exercised                                    (635,850)   0.07 - 1.00
          Expired or canceled                        (1,888,533)          2.25

          Outstanding at April 30, 2000               1,390,962  $ 0.25 - 1.08

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

                                                   For the Years Ended
                                                          April 30,
                                                   2000             1999

          Net loss applicable to common stock -
           as reported                     $             -       $(2,889,186)
          Net loss applicable to common stock -
           pro forma                       $             -       $(2,899,811)
          Loss per share - as reported     $             -       $     (0.22)
          Loss per share - pro forma       $             -       $     (0.22)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                   For the Years Ended
                                                          April 30,
                                                   2000              1999

          Expected dividend yield          $             -       $         -

          Expected stock price volatility                -       0.01%
          Risk-free interest rate                        -       5.0%
          Expected life of options                        -      3 years

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

                                                      For the Years Ended
                                                       2000         1999

    NET SALES                               $            903,742 $ 1,956,298

    COST OF SALES                                        483,459   1,934,904

    GROSS PROFIT                                         420,283      21,394

    EXPENSES

     Selling, general and administrative expenses        679,451   2,584,005
     Depreciation and amortization                        62,802     148,379
     Bad debt expense                                     -           38,300

         Total Expenses                                  742,253   2,770,684

    LOSS FROM OPERATIONS                                (321,970) (2,749,290)

    OTHER INCOME (EXPENSE)

     Interest expense                                   (259,535)   (490,755)
     Gain on disposal of assets                          504,238     417,674

         Total Other Income (Expense)                    244,703     (73,081)

    LOSS BEFORE INCOME TAXES                             (77,267)  (2,822,371)

   INCOME TAX BENEFIT                                    -           -

    NET LOSS                                            (77,267)  (2,822,371)

    OTHER COMPREHENSIVE INCOME (LOSS)

     Dividends on convertible preferred stock; unpaid   (29,994)     (31,682)

        Total Other Comprehensive Income (Loss)    $   (107,261) $(2,854,053)

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

    Options and Stock Issuances

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

    (a)           (b)              (c)                      (d)          (e)
                                                                    Value of
                                                      Number of   Unexercised
                                                    Unexercised  In-the-Money
                                                    Options/SARs  Options/SARs
                                                  at FY-End (#)   at FY-End($)
               Shares Acquired                     Exercisable/  Exercisable/
    Name        on Exercise (#)  Value Realized($) Unexercisable Unexercisable


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