Form 10QSB
period 2000-07-31
DIGITRAN SYSTEMS INC /DE
filed 2000-09-20
CIK 876134

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

              For the quarter ended July 31, 2000

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
Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at July 31, 2000
Common stock, $.01 par value                      22,487,174
Class B Common stock, $.01 par value               2,600,000
Transitional Small Business Disclosure Format (Check one)

Yes         No   X

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES



                         TABLE OF CONTENTS

                                                              PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
              as of Jul. 31, 2000                               3

          Unaudited Condensed Consolidated Statements of
              Operations, for the three month periods ended
              Jul. 31, 2000 and 1999                            4

          Unaudited Condensed Consolidated Statements of Cash
              flows, for the three month periods ended Jul. 31,
              2000 and 1999                                     5

          Notes to Unaudited Condensed Consolidated Interim
              Financial Statements                              6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition or Plan of Operation                    9


PART II. OTHER INFORMATION                                     11

SIGNATURES                                                     12

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


PART I  FINANCIAL INFORMATION


     ITEM 1         FINANCIAL STATEMENTS

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)
                         July 31, 2000

                              ASSETS
CURRENT ASSETS

     Cash and cash equivalents                              $    14,645
     Accounts receivable                                          4,000
      Total Current Assets                                       18,645

               Total assets                                 $    18,645

               LIABILITIES AND STOCK HOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                   $2,456,857
     Short Term Notes Payable                                   716,017
                 Total Current Liabilities                    3,172,874


Shareholder's Deficit
     Preferred Stock                                         $      537
     Common Stock                                               224,872
     Class B Common Stock                                        26,000
     Additional Paid-in Capital                              10,380,683
     Retained Earnings (Deficit)                            (13,786,321)
     Total Shareholder's Deficit                             (3,154,229)
Total Liabilities & Shareholder's Deficit                    $   18,645

The accompanying notes are an integral part of these financial statements.
          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

          DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)

                                            Three months Ended July
                                   31,
                                                  2000           1999
REVENUES                                     $         0     $        0
OPERATING COSTS                              $         0     $        0

EXPENSES
  Selling,
  general and
  administrative
  expenses                                   $         0     $        0
Depreciation
  and
  Amortization                               $         0     $        0

OPERATING LOSS BEFORE LOSS FROM
  DISCONTINUED OPERATIONS                    $         0     $        0

LOSS FROM DISCONTINUED OPERATIONS (NOTE 3)   $  (175,377)    $ (119,032)

NET LOSS                                     $  (175,377)    $ (119,032)


BASIC LOSS PER SHARE

  Continuing operations                      $         0        $        0
  Discontinued operations                    $      (.01)    $     (.01)

     Total Loss per share                    $      (.01)    $     (.01)

WEIGHTED AVERAGE
COMMON STOCK AND
COMMON STOCK
EQUIVALENTS
OUTSTANDING                                   22,487,174     14,324,393

The accompanying notes are an integral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)
                                                        Three Months Ended
                                                             July 31,
                                                         2000        1999
Cash Flows From Operating Activities
   Net Loss                                        $    (175,377)  (119,032)
   Adjustments to reconcilement loss to net cash
     Provided by (used in) operating activities:
     Depreciation and Amortization                             0     40,628
      (Increase) Decrease in:
       Accounts Receivable                                70,770     49,851
Increase (Decrease)in:
       Accounts Payable and other Current liabilities     88,853   (206,944)

 Net Cash Provided by Operating Activities          $    (15,754) $(235,497)

Cash Flows From Investing Activities
   Purchase of property and equipment              $           0 $   (3,446)
   Proceeds from sale of buildings                                  550,000
Net Cash From Investing Activities                 $           0 $  546,554

Cash Flows From Financing Activities

   Proceeds from short term borrowing                          0    180,000
   Payments on short term borrowing                       (5,600)  (375,565)
   Payments on long term borrowing                             0   (104,110)

 Net Cash Provided by Financing Activities                (5,600)  (299,675)

Net Increase (Decrease) in Cash                           (21,354)   11,382

Cash Beginning of Period                                  35,999      6,543

Cash End of Period                                 $      14,645 $   17,925

     The accompanying notes are an integral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

 NOTE 1   CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 31, 2000 and the results of operations and cash flows for the three month periods ended July 31, 2000 and 1999 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2000 audited financial statements. The results of operation for the periods ended July 31, 2000 and 1999 are not necessarily indicative of the operating results for the respective full years.

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

NOTE 2   COMMITMENTS AND CONTIGENCIES

  In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company.

  Going Concern

  The accompanying financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, has a deficit in working capital, has an accumulated earnings deficit, and has discontinued certain operations. See further discussion below in Management's discussion and analysis.


NOTE 3   RESULTS FROM DISCONTINUED OPERATIONS

The following is a summary of the loss from discontinued operations resulting from the elimination of the operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                                                        For the Three months
                                                  Ended July 31,
                                                          2000         1999

    NET SALES                               $            4,000    $ 291,644

    COST OF SALES                                       55,866       71,909

    GROSS PROFIT                                       (51,866)     219,735

    EXPENSES

     Selling, general and administrative expenses        58,511     612,780
     Depreciation and amortization                            0      40,628


    LOSS FROM OPERATIONS                                (110,377)  (433,673)

    OTHER INCOME (EXPENSE)

     Interest expense                                    (65,000)   (69,826)
     Gain on disposal of assets                                0    369,444
     Other                                                     0     15,023

    LOSS BEFORE INCOME TAXES                             (175,377) (119,032)

    INCOME TAX BENEFIT                                         0          0

    NET LOSS                                             (175,377) (119,032)

    OTHER COMPREHENSIVE INCOME (LOSS)

     Dividends on convertible preferred stock; unpaid            0   (7,920)

    Total Other Comprehensive Income(Loss)               (175,377) (126,952)

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


NOTE 4   CONCENTRATIONS OF CREDIT RISK

  Most of the Company's remaining business activity is with oil companies, training institutions and various other related entities, often outside the United States. Normally, the Company attempts to secure shipments outside the United States through letters of credit and/or progress payments. In cases for which shipments are made on open accounts, the Company retains title or ownership claims to the equipment shipped by terms of its contracts or agreements until significant payment has been secured.


NOTE 5   CAPITAL STOCK

The Company's capital stock consists of common stock, Class B common stock and preferred stock. The common stock provides for a non-cumulative $0.05 per share annual dividend and a $0.01 per share liquidation preference over Class B common. In addition, the Company must pay the holders of the common stock a dividend per share at least equal to any dividend paid to the holders of Class B common. Holders of the common stock are entitled to one-tenth of a vote for each share held.

          Class B common may not receive a dividend until an annual dividend of at least $0.05 is paid on the common stock. Holders of Class B common have preemptive rights with respect to the Class B common stock and may convert each share of Class B common into one share of the common stock at any time. Holders of Class B common are entitled to one vote per share held.

          The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of April 30, 2000, there were 53,650 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at July 2000 of approximately $210,256 or $3.92 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at three shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.


For the fiscal year ended April 30, 2000            [ ] Transition Report
under Section 13 or 15(d7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

                  DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


  PART 1 FINANCIAL INFORMATION

  ITEM 2 Management's Discussion and Analysis of Financial Condition or Plan of Operations.
Management's Discussion     For several years now, the company has been
unsuccessful in achievingprofitable operations, generating cash from operations or attractingsufficient equity or debt financing to sustain its then current level of operations. Consequently, the company was finally compelled to drastically reduce its work force, sell its assets and settle its debts in any way possible, including conversion of debt into the company's stock.

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

ITEM 2 Changes in Securities

     During this quarter, no shares were issued.

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1993 resulting in aggregate dividends in arrears of $210,256.

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



Dated July 31, 2000                      By:/s/Loretta Trevers

                                         By: Loretta Trevers
                                         (President, Chairman & Chief
                                          Executive Officer)