Form 10QSB
period 2000-10-31
DIGITRAN SYSTEMS INC /DE
filed 2000-11-28
CIK 876134

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

              For the quarter ended October 31, 2000

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
Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at October 31, 2000
Common stock, $.01 par value                      23,202,174
Class B Common stock, $.01 par value               2,600,000
Transitional Small Business Disclosure Format (Check one)

Yes         No   X

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES



                         TABLE OF CONTENTS

                                                              PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
              as of October 31, 2000                             4

          Unaudited Condensed Consolidated Statements of
              Operations, for the six month periods ended
              October 31, 2000 and 1999                          5

          Unaudited Condensed Consolidated Statements of Cash
              flows, for the six month periods ended October 31,
              2000 and 1999                                      6

          Notes to Unaudited Condensed Consolidated Interim
              Financial Statements                               7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition or Plan of Operation                     10


PART II. OTHER INFORMATION                                       11

SIGNATURES                                                       12

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


PART I  FINANCIAL INFORMATION


     ITEM 1         FINANCIAL STATEMENTS

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)
                         October 31, 2000

                              ASSETS

CURRENT ASSETS

     Cash and cash equivalents                              $     1,000
     Accounts receivable                                          4,000
      Total Current Assets                                        5,000

               Total assets                                 $     5,000

               LIABILITIES AND STOCK HOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                   $2,435,372
     Short Term Notes Payable                                   805,501
                 Total Current Liabilities                    3,240,873


Shareholder's Deficit
     Preferred Stock                                         $      537
     Common Stock                                               232,022
     Class B Common Stock                                        26,000
     Additional Paid-in Capital                              10,394,983
     Retained Earnings (Deficit)                            (13,889,415)
     Total Shareholder's Deficit                             (3,235,873)
Total Liabilities & Shareholder's Deficit                    $    5,000

The accompanying notes are an integral part of these financial statements.

       DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Unaudited)
                                Three Months Ended      Six Months Ended
                                  October 31,              October 31,
                                2000          1999      2000        1999
REVENUES                     $        -      $      -   $     -    $      -

COST OF GOODS SOLD                    -             -         -           -

GROSS PROFIT                 $        -      $      -   $     -    $      -

EXPENSES

 Depreciation and
 Amortization                $        -      $      -   $     -    $      -
 Selling, general and
 administrative expenses              -             -         -           -

OPERATING INCOME (LOSS)      $        -      $      -   $     -    $      -

OTHER INCOME  (EXPENSE)
 Interest                    $        -      $      -   $     -    $      -
 Gain on litigation
 settlement and other                 -             -         -           -

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS
(Note 3)                     $   (134,189)   $   (3,204)$(278,471) $ (178,588)

NET INCOME (LOSS)            $   (134,189)   $   (3,204)$(278,471) $ (178,588)

BASIC LOSS
PER SHARE
 Continuing Operations                -             -         -           -

Discontinued Operations      $     ( 0.01)   $    (0.00)$   (0.01) $    (0.01)

Total Loss per share         $     ( 0.01)   $    (0.00)$   (0.01) $    (0.01)

Weighted Average number
of shares                      22,750,000    15,032,481 22,750,000 15,032,481

           DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)
                                              Six Months Ended
                                                 October 31,
                                              2000        1999
Cash Flows From Operating Activities

Net Loss                                     $(278,471)     $(178,588)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and Amortization                      -           62,601
Issuance of common stock for services
(Increase) Decrease in:
 Accounts receivable                            70,770       (220,456)
 Inventory                                         -           15,476
Increase (Decrease) in:
 Accounts Payable and other current
 liabilities                                    43,902        158,856

Net Cash (Used in) provided by
Operating Activities                          (163,799)      (162,111)

Cash Flows Used in Investing Activities

Purchase of Property, plant & equipment            -          (19,496)

Net Cash used in Investing
Activities                                         -          (19,496)

Cash Flows from Financing Activities

 Proceeds from short term borrowing            119,850        230,000
 Payments on short term borrowing              (12,500)      (425,000)
 Payments on long term borrowing                   -         (104,110)
 Proceeds from stock-conversion of debt                       109,914
 Proceeds from sale of buildings                              367,344
 Issuance of Common Stock                       21,450

Net Cash Provided by Financing
Activities                                     128,800        178,148

Net Increase (Decrease) in Cash                (34,999)        (3,459)

Cash at Beginning of Period                     35,999          6,543

Cash at End of Period                        $   1,000      $   3,084

 The accompanying Notes are an integral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

 NOTE 1   CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 31, 2000 and the results of operations and cash flows for the six month periods ended October 31, 2000 and 1999 have been made.

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

              DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                Three Months Ended      Six Months Ended
                                  October 31,              October 31,
                                2000          1999      2000        1999
REVENUES                     $     5,000    $  239,872  $   9,000   $ 670,082

COST OF GOODS SOLD                 3,000        86,825     58,866     165,492

GROSS PROFIT                 $     2,000    $  153,047  $ (49,866)  $ 504,590

EXPENSES

 Depreciation and
 Amortization                $       -      $    6,112  $     -     $  62,601
 Selling, general and
 administrative expenses         104,189       214,331    162,700     842,339

OPERATING INCOME (LOSS)      $  (102,189)   $  (67,369) $(212,566)  $(400,350)

OTHER INCOME  (EXPENSE)
 Interest                    $   (32,000)   $  (55,292) $ (65,905)  $ 167,685
 Gain on litigation
 settlement and other                -         127,404        -       397,367

INCOME (LOSS) BEFORE INCOME
TAXES                        $  (134,189)   $    4,716  $(278,471)  $(170,688)

INCOME TAXES                         -             -          -           -

NET INCOME (LOSS)            $  (134,189)   $    4,716  $(278,471)  $(170,688)

LESS CURRENT UNPAID DIVIDENDS
on PREFERRED STOCK               (15,046)       (7,920)   (15,046)     (7,920)

NET LOSS                     $  (149,235)   $   (3,204) $(293,517)  $(178,588)

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

          The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of April 30, 2000, there were 53,650 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at October 2000 of approximately $225,330 or $4.20 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at three shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

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

In November 1999 the company entered into an agreement with another company (a non-competitor who has served the same customer base as Digitran for many years) regarding the company's Crane and Truck simulation divisions. As of October 31, 2000 not all of the provisions of the agreement have been completed. The agreement, in principle calls for the other company to: (1) provide support to the crane and truck division's product lines and customers,
(2) to satisfy certain debts of secured creditors and (3) to assist the company in payment of its past due taxes. In return, the other company would be entitled to the benefit from their efforts expended in those divisions, including revenues from maintenance contracts and future simulator sales. The company continues to support the petroleum Division and other existing projects.

Management's Future Plans

At this point, the company's management continues to entertain all viable potential alternatives to provide creditor satisfaction and shareholder value including, but not limited to: mergers, acquisitions, reverse acquisitions, joint ventures, debt-restructures, spin-offs, realization of the company's intangible assets or value, etc. Alternatives will continue to be distinguished and favored based upon how well it provides for the existing creditors and shareholders.

DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     See "Note 2   Commitments and Contingencies".

ITEM 2 Changes in Securities

     During this quarter, 565,000 shares were issued as payment for services and interest of $16,950. In addition, 150,000 shares were issued for debt of $4,500.

ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1993 resulting in aggregate dividends in arrears of $225,330.

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


Dated October 31, 2000                      By:/s/Loretta Trevers

                                         By: Loretta Trevers
                                         (President, Chairman & Chief
                                          Executive Officer)