Form 10QSB
period 2001-01-31
DIGITRAN SYSTEMS INC /DE
filed 2001-02-27
CIK 876134

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

              For the quarter ended JANUARY 31, 2001

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

     Class                              Outstanding at January 31, 2001
Common stock, $.01 par value                      23,202,174
Class B Common stock, $.01 par value               2,600,000
Transitional Small Business Disclosure Format (Check one)

Yes         No   X

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES



                         TABLE OF CONTENTS

                                                              PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
              as of January 31, 2001                             4

          Unaudited Condensed Consolidated Statements of
              Operations, for the nine month periods ended
              January 31, 2001 and 2000                          5

          Unaudited Condensed Consolidated Statements of Cash
              flows, for the nine month periods ended January 31,
              2001 and 2000                                      6

          Notes to Unaudited Condensed Consolidated Interim
              Financial Statements                               7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition or Plan of Operation                     10


PART II. OTHER INFORMATION                                       11

SIGNATURES                                                       12

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES


PART I  FINANCIAL INFORMATION


     ITEM 1         FINANCIAL STATEMENTS

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)
                         January 31, 2001

                              ASSETS


CURRENT ASSETS

     Cash and cash equivalents                              $     1,000
     Accounts receivable                                          4,000
      Total Current Assets                                        5,000

               Total assets                                 $     5,000

               LIABILITIES AND STOCK HOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                   $2,497,372
     Short Term Notes Payable                                   805,501

                 Total Current Liabilities                    3,302,873


Shareholder's Deficit
     Preferred Stock                                         $      537
     Common Stock                                               232,022
     Class B Common Stock                                        26,000
     Additional Paid-in Capital                              10,394,983
     Retained Earnings (Deficit)                            (13,951,415)
     Total Shareholder's Deficit                             (3,297,873)
Total Liabilities & Shareholder's Deficit                    $    5,000

The accompanying notes are an integral part of these financial statements.

       DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Unaudited)
                                Three Months Ended      Nine Months Ended
                                  January 31,              January 31,
                                2001          2000      2001        2000
REVENUES                     $        -      $      -   $     -    $      -

COST OF GOODS SOLD                    -             -         -           -

GROSS PROFIT                 $        -      $      -   $     -    $      -

EXPENSES

 Depreciation and
 Amortization                $        -      $      -   $     -    $      -
 Selling, general and
 administrative expenses              -             -         -           -

OPERATING INCOME (LOSS)      $        -      $      -   $     -    $      -

OTHER INCOME  (EXPENSE)
 Interest                    $        -      $      -   $     -    $      -
 Gain on litigation
 settlement and other                 -             -         -           -

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS
(Note 3)                     $   ( 62,000)   $   (4,716)$(340,471)$(165,952)

NET INCOME (LOSS)            $   ( 62,000)   $   (4,716)$(340,471)$(165,952)

UNPAID DIVIDENDS ON
 PREFERRED SHARES                                (7,920)            (15,840)
NET LOSS APPLICABLE TO
 COMMON SHARES               $    (62,000)    $  (3,204) $340,471 $(181,792)

BASIC LOSS
PER SHARE
 Continuing Operations                -             -         -           -

Discontinued Operations      $     ( 0.00)   $    (0.00)$   (0.02)$   (0.01)

Total Loss per share         $     ( 0.00)   $    (0.00)$   (0.02) $  (0.01)

Weighted Average number
of shares                      22,750,000   19,138,140 22,750,000 19,138,140

           DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)
                                              Nine Months Ended
                                                 January 31,
                                              2001        2000
Cash Flows From Operating Activities

Net Loss                                     $(340,471)     $(181,792)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and Amortization                      -           68,713
Issuance of common stock for services                          90,794
(Increase) Decrease in:
 Accounts receivable                            70,770         36,922
 Inventory                                         -           42,351
Increase (Decrease) in:
 Accounts Payable and other current
 liabilities                                   105,902        366,005

Net Cash (Used in) provided by
Operating Activities                          (163,799)       309,017

Cash Flows Used in Investing Activities

Purchase of Property, plant & equipment            -           (8,150)

Net Cash used in Investing
Activities                                         -           (8,150)

Cash Flows from Financing Activities

 Proceeds from short term borrowing            119,850        248,000
 Payments on short term borrowing              (12,500)      (485,344)
 Payments on long term borrowing                   -         (104,110)
 Proceeds from stock-conversion of debt                       294,361
 Proceeds from sale of buildings                              367,344
 Issuance of Common Stock                       21,450

Net Cash Provided by Financing
Activities                                     128,800        320,251

Net Increase (Decrease) in Cash                (34,999)          (434)

Cash at Beginning of Period                     35,999          3,518

Cash at End of Period                        $   1,000      $   3,084

 The accompanying Notes are an integral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES

 NOTE 1   CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 31, 2001 and the results of operations and cash flows for the nine month periods ended January 31, 2001 and 2000 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2000 audited financial statements. The results of operation for the periods ended January 31,2001 and 2000 are not necessarily indicative of the operating results for the respective full years.

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

              DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                Three Months Ended      Nine Months Ended
                                  January 31,              January 31,
                                2001          2000      2001        2000
REVENUES                     $     -        $  239,872  $   9,000 $ 909,954

COST OF GOODS SOLD                 -            86,825     58,866   252,317

GROSS PROFIT                 $     -        $  153,047  $ (49,866)$ 657,637

EXPENSES

 Depreciation and
 Amortization                $       -      $    6,112  $     -   $  68,713
 Selling, general and
 administrative expenses          30,000       214,331    192,700 1,056,670

OPERATING INCOME (LOSS)      $   (30,000)   $  (67,369) $(242,566)$(467,746)

OTHER INCOME  (EXPENSE)
 Interest                    $   (32,000)   $  (55,292) $ (97,905)$ 222,977
 Gain on litigation
 settlement and other                -         127,404        -     524,771

INCOME (LOSS) BEFORE INCOME
TAXES                        $   (62,000)   $    4,716  $(340,471)$(165,952)

INCOME TAXES                         -             -          -           -

NET INCOME (LOSS)            $   (62,000)   $    4,716  $(340,471)$(165,952)

LESS CURRENT UNPAID DIVIDENDS
on PREFERRED STOCK                              (7,920)   (15,046)  (15,840)

NET LOSS                     $   (62,000)   $   (3,204) $(355,517)$(181,792)

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

In November 1999 the company entered into an agreement with another company (a non-competitor who has served the same customer base as Digitran for many years) regarding the company's Crane and Truck simulation divisions. As of January 31, 2001 not all of the provisions of the agreement have been completed. The agreement, in principle calls for the other company to: (1) provide support to the crane and truck division's product lines and customers, (2) to satisfy certain debts of secured creditors and (3) to assist the company in payment of its past due taxes. In return, the other company would be entitled to the benefit from their efforts expended in those divisions, including revenues from maintenance contracts and future simulator sales. The company continues to support the petroleum Division and other existing projects.

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



                                         Digitran Systems, Incorporated
                                             Registrant


Dated January 31, 2001                   By:/s/Loretta Trevers

                                         By: Loretta Trevers
                                         (President, Chairman & Chief
                                          Executive Officer)