Form 10KSB
period 2001-04-30
DIGITRAN SYSTEMS INC /DE
filed 2001-08-10
CIK 876134

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 __________
                                FORM 10-KSB
                 [x] Annual Report Under Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended April 30, 2001

            [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                      Commission file Number: 1-11034

                       DIGITRAN SYSTEMS, INCORPORATED
               (Name of small business issuer in its charter)


Delaware                                          72-0861671
(State or other jurisdiction                      I.R.S. Employer
of incorporation or organization)                 Identification Number)


205 West 8800 South
P.O. Box 91
Paradise, Utah                                        84328-0091
(Address of principal executive offices)              (Zip  Code)

Issuer's telephone number: (435) 757-4408

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


     State Issuer's revenues for its most recent fiscal year: 2001 -
$99,646


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $-0- at April 30, 2001, computed at the closing quotation for the Registrant's common stock of $0.00 as of April 30, 2001, even though the stock has traded for positive values since that date.

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at August 10, 2001 there were 23,347,699 shares of the Registrant's Common Stock and 2,000,000 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):Yes[  ]No [X]


Documents Incorporated by reference:      None

                                    PART I

ITEM 1  DESCRIPTION OF BUSINESS

Preface

     As of April 30, 2000 and thereafter, the results of the company's operations have been reported as if they had been discontinued. This is primarily due to the fact that the company entered into an Agreement to sell the rights to market its Crane and Truck Division product lines in November of 1999. Since certain provisions of the Agreement are still not completed, the following description of the business (ITEM I) is also still included in its former, present tense. Had the provisions of the Agreement been completed, most of this section would no longer apply, or would at a minimum, be described in past tense.

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

Type of Crane             Where Mounted        Principal Purpose

Gantry-Single Lift        Port Dock            Container Management
Gantry-Twin Lift          Port Dock            Container Management
Gantry-Rubber Tire        Port Dock            Container Management
Pedestal                  Port Dock            Cargo/Supplies Management
Ship Gantry               Ship                 Cargo/Supplies Management
Ship Pedestal             Ship                 Container/Cargo/Supplies
Offshore Lattice          Oil Drilling Rig     Container/Cargo/Supplies
Lattice                   Truck                Bulk Materials Management
Telescopic                Truck                Precision Materials Mgt.
Tower                     Stationary           Heavy Construction Mgt.

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


Sales
     Revenues for the year ended April 30, 2001 were as follows:

            Simulators   %    Support Contracts   %     Total  %

Crane       $    -0-      -   $    -0-            -   $   -0-     -
Petroleum   $   74,185   74   $   25,461         26   $  99,646  100
Vehicle     $    -0-      -   $    -0-            -   $   -0-     -

Total       $   74,185   74%  $   25,461         26   $  99,646  100

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

Significant Customers

     During the fiscal years ended April 30, 2001 and 2000, net sales to the following customers accounted for more than 10% of the Company's sales:

                                       2001              2000
      Customer A                      74,185              -0-
      Customer B                      25,461              -0-
      Customer C                       -0-              302,197

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

     Competition in the crane operations simulator training systems at present includes Maritime Dynamics of the United Kingdom. Maritime Dynamics has relatively few installations and does not compete well against the Company. Management believes that preemptive marketing efforts taken by the Company to inhibit new sales by this competitor, together with a technologically superior simulation system, should ensure continued success within the crane simulation product line. Jason & Associates, has begun competing against Digitran in the crane simulator field.

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


Employees

     As of April 30, 2001, the Company had no full-time employees and 4 part time employees. As of April 30, 2000 the Company had 3 full-time and 5 part-time employees. In addition, the Company utilizes several sales agents on a commission basis and engages various consultants. The Company is not a party to any collective bargaining agreements.

ITEM 2  DESCRIPTION OF PROPERTY

     As of April 30, 2001 the company had no tangible assets and no real property.


ITEM 3  LEGAL PROCEEDINGS

     In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. The Company is delinquent in essentially all of its obligations. The potential resolution of these obligations could continue to cause the Company harm. See also Management's Discussion and Analysis.

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

Market information follows:

                                    2001                       2000

                              High          Low             High    Low

1st  Quarter                  9/64          1/24            5/16   5/32

2nd  Quarter                  1/10          1/32            5/32   7/128

3rd  Quarter                  1/32          1/256           1/8    1/32

4th  Quarter                  1/64          1/256           5/16   9/128


Shareholders

     As of April 30, 2001, the Company had 778 record holders of its Common Stock and 3 record holder of its Class B Common Stock as well as 14 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent.

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

     Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of 8% per annum on the stated value of the stock designated at $7.00 per share, payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $210,256 as of April 30, 2001 and $224,700 as of April 30, 2000. Dividends on Preferred Stock cannot be paid as long as there exists an Accumulated Deficit. Given the amount of the Accumulated Deficit, it is not likely that Dividends will be allowed for several years. Therefore, the Company has offered, and most shareholders have agreed, to convert the preferred shares into common shares under the belief that the share price of common stock would recover its value and exceed the continued accrual of dividends on Preferred Stock.
     There are not sufficient preferred shares (left unconverted) to trade publicly. The Company will continue to encourage Preferred shareholders to convert their shares into common stock so they might recover their investment more quickly.

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

Plan of Operations

     During the year ended April 30, 2001, the company still had nominal operations and operating capacity, even though its operations are essentially discontinued. Sales agents, living throughout the world, also represent the company. Shareholders support other aspects of the business. However, because the operations are currently as described above, the results of operations are summarized, netted and classified as the results of discontinued operations. The prior year's results have been reclassified also for comparability.
     In November 1999, the company entered into an agreement with another company (a non-competitor who has served the same customer base as Digitran for many years) regarding the company's Crane and Truck simulation divisions. The agreement, in principle calls for the other company to: (1) provide support to the crane and truck division's product lines and customers, (2) to satisfy certain debts of secured creditors and (3) to assist the company in payment of its past due taxes. In return, the other company would be entitled to the benefit from their efforts expended in those divisions, including revenues from maintenance contracts and future simulator sales. To date, the Company has recognized a gain of approximately $91,000 on the sale of these rights. The Company continued to support the petroleum Division and other existing projects.

Management's Future Plans

     At this point, the company's management continues to entertain all viable potential alternatives to provide creditor satisfaction and shareholder value including, but not limited to: mergers, acquisitions, reverse acquisitions, joint ventures, debt-restructures, spin-offs, realization of the company's intangible assets or value, etc. Alternatives will continue to be distinguished and favored based upon how well it provides for the existing creditors and shareholders. Management is actively pursuing future alternatives.

Attorney's Failure to Respond

     Under normal circumstances, we might take this space to further describe asserted or unasserted claims against the company. There are no significant claims asserted against the company, of which management and the Company's responding attorneys are aware, as of the effective date of this filing. However, due to a rare set of circumstances, we are required to discuss an action in which Digitran, Inc. is a co-plaintiff, not a defendant. Due to this rare circumstance, our independent auditors included an unusual comment in their opinion. The comment indicated a restriction of the scope of the audit due to one attorney's failure to respond to the Company's independent auditors. The reason the attorney did not respond is because he felt he had not received proper authorization to respond to the independent auditors.

     Management made every effort possible to provide the independent auditors with all the information they required. Management had access to this attorney's bills and other communication as well as information received from the attorney by the Company's former Chairman, President and CEO, Ms. Loretta Trevers prior to her death. Nevertheless, because this one attorney did not respond, he has restricted the auditors from assessing any information he may have, if any, regarding any potential claims, asserted or unasserted against the Company-in spite of the fact this attorney was never retained by Digitran, Inc. for that purpose.

     The attorney represented Digitran, Inc. as a co-plaintiff in a single case that is currently in the final stages of settlement, prior to trial, and to be settled with no monetary damages to either plaintiff or defendant. The attorney is not Digitran, Inc.'s corporate counsel. He had never handled any other matter for Digitran, Inc., neither has he been engaged since.

     This situation was created by the unfortunate timing of events surrounding the death of Ms. Trevers. Ms. Trevers was the former Chairman and sole contact of Digitran, Inc. (to the attorney) when it and another co-plaintiff engaged the attorney. Ms. Trevers passed away on April 27, 2001. As far as we are aware, at no time prior to her death, did she introduce the other Officers and Directors of Digitran, Inc. or inform this attorney of her succession plans. Therefore, the attorney did not feel authorized to respond to the Company's management or its independent auditors. To the best of our knowledge and belief, had Ms. Trevers simply provided that information to the attorney, he would have felt authorized to respond in the normal course and timing of the audit; and that no additional expense accruals or disclosures would have been required.

     The legal management of Digitran, Inc. is a simple matter of fact, as recorded by the State of Utah. The Company's Independent Auditors have audited the company for the past three years. This is also a fact easily verifiable through public records. We see no reason why this misunderstanding cannot be easily reconciled soon. The information provided above is to the best of our knowledge and belief. Had the attorney responded, we might have learned additional information that would have been included herein.

Management's Discussion and Analysis of the Results of Operations 2001 vs. 2000. Results of Operations:

     The company incurred an operating loss of $484,108 due primarily to the accrual of interest on outstanding debt, the accrual of legal fees-presumed to have been incurred as a plaintiff, and salaries. The company continued to scale down its operations. Ms. Trevers was a driving force behind the company. As her health deteriorated, her ability to drive the company was compromised.

     Revenues. Net Sales for 2001 were $99,646 compared to $ 903,742 for 2000 for an 89% decrease. The Crane and Truck divisions accounted for 67% of the revenues for fiscal year 2000 versus 0% in fiscal year 2001. Another company now markets the Crane and Truck division product lines.

ITEM 7  FINANCIAL STATEMENTS

     The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

                  DIGITRAN SYSTEMS, INCORPORATED
                         AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 2001

C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations. . . . . . . . . . . . .  5

Consolidated Statements of Shareholders' (Deficit) . . . . . .  6

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  7

Notes to the Consolidated Financial Statements . . . . . . . .  8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Digitran Systems, Incorporated and Subsidiaries


We have audited the consolidated balance sheet of Digitran Systems, Incorporated and Subsidiaries as of April 30, 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended April 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

One of the Company's legal counsel has refused to furnish information requested concerning litigation, claims and assessments. Management has represented that no such material matters exist. However, it was impracticable to extend our procedures sufficiently to satisfy ourselves as to possible litigation, claims and assessments by means of other auditing procedures.

In our opinion, except for the effects of such adjustments and/or disclosures, if any, as might have been determined to be necessary had we been able to obtain information from the Company's legal counsel, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digitran Systems, Incorporated and Subsidiaries as of April 30, 2001, and the results of their operations and their cash flows for the years ended April 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


/S/HJ & Associates

HJ & Associates
Salt Lake City, Utah
July 31, 2001

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
                    Consolidated Balance Sheet

                              ASSETS

                                                           April 30,
                                                              2001
CURRENT ASSETS

     Cash                                                 $       341

          Total Current Assets                                    341

          TOTAL ASSETS                                    $       341

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                                     $   860,348
     Accrued expenses                                       1,876,215
     Current portion of notes payable (Note 3)                688,399

          Total Current Liabilities                         3,424,962

LONG-TERM LIABILITIES (Note 3)                                      -

     Total Liabilities                                      3,424,962

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' (DEFICIT)

     Preferred stock, $0.01 par value: 1,000,000 shares
      authorized, 51,500 shares issued and outstanding,
      (entitled to one-tenth vote per share)                      516
     Common stock, $0.01 par value: 25,000,000 shares
      authorized, 23,347,699 shares issued and outstanding
      (entitled to one-tenth vote per share)                  233,477
     Class B common stock, $0.01 par value: 5,000,000 shares
      authorized, 2,000,000 shares issued and outstanding
      (entitled to one vote per share)                         20,000
     Additional paid-in capital                            10,416,438
     Minority interest                                              -
     Accumulated (deficit)                                (14,095,052)

          Total Shareholders' (Deficit)                    (3,424,621)

          TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)   $       341

The accompanying notes are an integral part of these consolidated financial statements.

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
              Consolidated Statements of Operations
                                                   For the Years Ended
                                                         April 30,
                                                   2001           2000
REVENUES                                  $             -      $        -


OPERATING COSTS                                         -               -

OPERATING LOSS                                          -               -

OPERATING LOSS BEFORE LOSS FROM
 DISCONTINUED OPERATIONS                                -               -


 LOSS FROM DISCONTINUED OPERATIONS (Note 11)     (484,108)        (77,267)

NET LOSS                                         (484,108)        (77,267)

 OTHER COMPREHENSIVE INCOME (LOSS)

 Dividends on convertible preferred stock; unpaid (28,840)        (29,994)

  Total Other Comprehensive Income (Loss)     $  (512,948)   $   (107,261)

BASIC (LOSS) PER SHARE

 Continuing operations                        $     (0.00)   $      (0.00)
 Discontinued operations                            (0.02)          (0.00)

  Total (Loss) Per Share                      $     (0.02)   $      (0.00)

WEIGHTED AVERAGE SHARES OF COMMON STOCK        22,500,947      16,361,144

The accompanying notes are an integral part of these consolidated financial statements.

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
         Consolidated Statements of Shareholders' Deficit
           For the Years Ended April 30, 2001 and 2000
                                 Preferred Stock         Common Stock
                             Shares        Amount      Shares     Amount
Balance at April 30, 1999       56,575      $  566   14,126,861  $ 141,269

Shares issued for debt               -           -       73,142        731

Shares issued for debt -
  Class B                            -           -            -          -

Shares issued for services           -           -    8,276,471     82,765

Conversion of preferred
 shares                         (2,925)        (29)      10,700        107

Net loss for the year
 ended April 30, 2000                -           -            -          -

Balance at April 30, 2000       53,650         537   22,487,174    224,872

Conversion of preferred
 shares                         (2,150)        (21)      22,659        227

Reversal of Class B
 issuance                            -           -            -          -

Shares issued for services           -           -      392,341      3,923

Shares issued for debt               -           -      445,525      4,455

Net loss for the year ended
 April 30, 2001                      -           -            -          -

Balance, April 30, 2001         51,500     $   516   23,347,699  $ 233,477

CONTINUED

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
         Consolidated Statements of Shareholders' Deficit
           For the Years Ended April 30, 2001 and 2000
                                   Class B          Capital in
                                Common Stock        Excess of   Accumulated
                              Shares    Amount      Par Value      Deficit
Balance at April 30, 1999   2,000,000    $ 20,000   $ 9,315,986  $(13,533,677)

Shares issued for debt              -           -       673,131             -

Shares issued for debt -
  Class B                     600,000       6,000        54,000             -

Shares issued for services          -           -       337,644             -

Conversion of preferred
 shares                             -           -           (78)            -

Net loss for the year
 ended April 30, 2000               -           -             -       (77,267)

Balance at April 30, 2000   2,600,000      26,000    10,380,683   (13,610,944)

Conversion of preferred
 shares                             -           -          (206)            -

Reversal of Class B
 issuance                    (600,000)     (6,000)      (54,000)            -

Shares issued for services           -           -       35,311             -

Shares issued for debt               -           -       54,650             -

Net loss for the year ended
 April 30, 2001                      -           -            -      (484,108)

Balance, April 30, 2001      2,000,000  $   20,000  $10,416,438  $(14,095,052)

The accompanying notes are an integral part of these consolidated financial statements.

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                                                   For the Years Ended
                                                          April 30,
                                                  2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                    $  (484,108)   $    (77,267)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                        -          62,802
 Gain on reversal of stock                       (60,000)       (504,238)
  Issuance of common stock for services           39,234         420,409
 Changes in operating assets and liabilities:
  Decrease in accounts receivable                 74,770         173,848
  Decrease in inventory                                -          68,486
  Increase in accounts payable and other current
    liabilities                                  400,446         178,282

   Net Cash Used In Operating Activities         (29,658)        322,322

CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from sale of equipment                       -          94,600

   Net Cash Provided In Investing Activities           -          94,600

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                           -         245,000

 Payments on notes payable                        (6,000)       (632,466)

   Net Cash Used by Financing Activities          (6,000)       (387,466)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     (35,658)         29,456

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                          35,999           6,543

CASH AND CASH EQUIVALENTS AT END OF YEAR      $      341     $    35,999

The accompanying notes are an integral part of these consolidated financial statements.

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                     April 30, 2001 and 2000

NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        History and Business Activity

        Digitran Systems, Incorporated (the Company) was formed under the laws of the State of Delaware in March 1985 as Mark, Inc. The Company began business operations in September 1985 when it acquired all the outstanding shares of Digitran, Inc., and the Company changed its name to Digitran Systems, Incorporated. In 1992, Digitran, Inc. introduced a digital petroleum well pressure control simulator training system. In addition, Digitran, Inc. has developed crane training simulation systems for the construction and maritime crane industries and a truck driving training simulation system. In 1999, the Company started Digital Simulation Systems, Inc., a 95%-owned subsidiary. During the year, the Company disposed of all of its fixed assets and operations except for its petroleum services operations. Essentially, the Company discontinued its operations.

        Going Concern

        The Company has suffered recurring losses from operations and has a shareholders' deficit of approximately $3,400,000 as of April 30, 2001. The Company plans are to merge with an existing operating company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

        The Company continues to rely on the sale and exchange of its securities to fund its operations.

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

        Revenue Recognition

        The Company recognizes revenue on the manufacture and sale of computer driven simulation equipment. The sales can be from existing inventory of the Company, wherein the revenue is recognized once the amount and collectibility are reasonably assured. Sales may also be generated through contractual agreements between the company and their customers which require the Company to manufacture the product and/or customize some of the software applications for specific training scenarios. Where the Company is required to develop and manufacture a simulator, the Company contracts with other entities to complete the project. As of April 30, 2001 and 2000, there were no significant contracts in progress.

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                     April 30, 2001 and 2000


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue Recognition (Continued)

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

        In October 1999, the Company entered into an agreement to sell software rights. Revenue from this transaction has been delayed and recognized as cash is received from the purchasing company due to the low reliability of collections. As specified by SAB 101, revenue is not to be recognized until both earned and realized or realizable. During the year ended April 30, 2001, the Company recognized approximately $91,000 in revenue associated with the software sale which is equal to the amount collected from the purchaser.

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

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                     April 30, 2001 and 2000


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Advertising

        The Company follows the policy of charging the costs of advertising to expense as incurred.

NOTE 2 - RELATED PARTY TRANSACTIONS

        At April 30, 2000, the Company included approximately $74,000 of advances and commissions payable to a shareholder/officer which was eliminated during the current year.

NOTE 3 - NOTES PAYABLE

        Notes payable at April 30, 2001 are comprised of the following:

        Notes payable to stockholder, officers or directors (related parties) with interest at rates ranging from 12% to 60%,
         due on demand, unsecured or secured by receivables,
         or equipment.                                          $   389,135

        Note payable to investors with interest at a rate from
         12% to 24% due on demand.                                  299,264

                    Total Notes Payable                             688,399

        Less current portion                                       (688,399)

        Long-term debt                                          $         -

        Future maturities of notes payable are as follows:

        Year Ending                                          Amount

          2001                                       $            688,399
          2002                                                     -
          2003                                                     -
          2004                                                     -
        Thereafter                                                 -

                                                     $            688,399

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                     April 30, 2001 and 2000


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

        The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of April 30, 2001, there were 51,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears for 2001 and 2000 of approximately $239,096 and $210,256, respectively, or $4.64 and $3.92 per share, respectively. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at three shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

NOTE 5 -  INCOME TAXES

        The income tax benefit differs from the amount computed at federal statutory rates as follows:

                                               For the Years Ended
                                                     April 30,
                                                 2001        2000

        Income tax benefit at statutory rate     $    184,000   $ 26,000
        Change in valuation allowance                (184,000)   (26,000)

                                                 $          -   $      -

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                     April 30, 2001 and 2000


NOTE 5 -  INCOME TAXES (Continued)

        Deferred tax assets (liabilities) at April 30, 2001 are comprised of the following:

        Net operating loss carryforward                        $ 5,044,342
        Depreciation                                                -
        Accrued commission                                          -

        Valuation allowance                                     (5,044,342)

                                                               $    -

        At April 30, 2001, the Company has a net operating loss carryforward available to offset future taxable income of approximately $14,200,000, which will begin to expire in 2008. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 6 -  SUPPLEMENTAL CASH FLOW INFORMATION

        Non-Cash Financing Activities

                                                For the Years Ended
                                                      April 30,
                                                 2001         2000

          Issuance of stock for services         $      39,234  $  420,409

          Common stock issued for payment of debt       59,105     733,862

                  Total                          $      98,339  $1,154,271

        During the year ended April 30, 2001, the Company converted 2,150 shares of preferred stock to 22,659 shares of common stock in accordance with the preferred stock conversion feature.
                                                 For the Years Ended
                                                       April 30,
                                                 2001         2000

          Interest paid                           $     734  $   94,217

          Income taxes paid                       $       -  $        -

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                     April 30, 2001 and 2000


NOTE 7 -  MAJOR CUSTOMERS AND EXPORT SALES

        Sales to major customers which exceeded 10% of net sales are as follows:

                                               For the Years Ended
                                                       April 30,
                                                 2001         2000

          Company A                      $             74,185  $        -
          Company B                                    25,461  $        -
          Company C                                    -       $  302,197

        Export sales to unaffiliated customers were as follows:

                                                For the Years Ended
                                                       April 30,
        Region                                   2001           2000

        North America (excluding the U.S.)         $     -      $  357,000
        Asia                                           25,461      133,000
        Middle East                                    74,185       -

                                         $             99,646  $   490,000

NOTE 8 -  STOCK OPTIONS AND WARRANTS

        Information regarding the Company's stock options and warrants are summarized below:

                                                 Number of
                                                Options and     Option Price
                                                Warrants         Per Share

        Outstanding at April 30, 2000               1,390,962  $ 0.25 - 1.08
        Granted                                        -                   -
        Exercised                                      -                   -
        Expired or canceled                          (165,157)          1.00

        Outstanding at April 30, 2001               1,225,805  $ 0.25 - 1.08

        Options and warrants exercisable at April 30, 2001 and 2000 are 1,225,805 and 1,390,962, respectively.

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                     April 30, 2001 and 2000


NOTE 9 -  SHAREHOLDER LITIGATION

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                     April 30, 2001 and 2000


NOTE 11 - DISCONTINUED OPERATIONS

        The following is a summary of the loss from discontinued operations resulting from the elimination of the operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                                                          For the
                                                         Year Ended
                                                          April 30,
                                                   2001               2000

NET SALES                                           $   99,646 $   903,742

COST OF SALES                                           87,923     483,459

GROSS PROFIT                                            11,723     420,283

EXPENSES

 Selling, general and administrative expenses           456,912    679,451
 Depreciation and amortization                          -           62,802

  Total Expenses                                        456,912    742,253

LOSS FROM OPERATIONS                                   (445,189)  (321,970)

OTHER INCOME (EXPENSE)

 Interest expense                                      (130,586)  (259,535)
 Gain on disposal of assets                              91,667    504,238

  Total Other Income (Expense)                          (38,919)   244,703

LOSS BEFORE INCOME TAXES                               (484,108)   (77,267)

INCOME TAX BENEFIT                                      -           -

NET LOSS                                             $ (484,108)  $(77,267)

    ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None


                             PART III

    ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

         The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    Aaron Etra                 60             Chairman, Director

    Gary Blum                  60             Director

    Quentin Casperson          52             President

    Scott Lybbert              43             Corporate Secretary

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

         Loretta P. Trevers was one of the original founders of the Company in 1979. She served as President and CEO from March of 1994 and as Chairman of the Board since 1985. She had been a trustee for the Utah Information Technology Association since 1990. Ms. Trevers passed away in April, 2001.

         Aaron Etra has been the President of Investors & Developers Associates, Inc., a developer of commercial, residential and industrial property in the U.S., since 1981 as well as President of Henceforth Hibernia Inc., a biotechnology and consumer products and research and development company since 1998. Mr. Etra has been an Attorney and a counselor at law since 1966 specializing in commercial, corporate, tax and personal law. His professional education includes a J.D. in Law at Columbia University in 1965, L.L.M. in Law at New York University in 1966, a B.A. in Political Science and Economics at Yale University in 1962 and he attended the Hague Academy of International Law during the summers of 1964-65. Mr. Etra received no compensation for the year ended April 30, 2001.

         Gary Blum was appointed director of the Company in October 1994. Mr. Blum is the principal of the Law offices of Gary Blum, Los Angeles, California, which he founded in June 1988. Mr. Blum currently serves as a director of PCC Group, Inc., a publicly held company specializing in the manufacturing and distribution of personal computers and equipment and training devices. Mr. Blum received an MBA and JD from the University of Southern California in 1978. Mr. Blum received no compensation for the year ended April 30, 2001.

          Quentin Casperson and Scott Lybbert are Shareholders who are assisting the company primarily to protect their investment. They were acting upon the request of Ms. Loretta Trevers, and continue to act at the request of the Board of Directors.

    Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

    ITEM 10  EXECUTIVE COMPENSATION

         The following table sets forth certain specified information Concerning the compensation of the Chief Executive Officer of the Company and any executive officer whose total annual salary and bonus exceeded $100,000 (the Named Executive Officers).

        None


         At the beginning of the year, the Company owed Loretta Trevers $74,000. This debt was increased by advances to the Company and expenses owed to Ms. Trevers, reduced by payments made to her. The net obligation to the company was converted and charged to her as salary expense at the end of the year. Consequently, as of April 30, 2001, no amounts were owed, to or from, Ms. Trevers by the Company.

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

    Options and Stock Issuances

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

    (a)           (b)              (c)             (d)         (e)
                                                Number of     Value of
                                               Unexercised  Unexercised
                                               Options/SARs Options/SARs
                                               at FY-End (#)at FY-End ($)
            Shares Acquired                   Exercisable/  Exercisable/
 Name       on Exercise (#) Value Realized($)Unexercisable  Unexercisable


    Aaron Etra
    (Chairman, Director)
       2001    -0-               -0-                   0/0     $0/0
       2000    -0-               -0-                   0/0     $0/0

    Gary Blum
    (Director)
       2001    -0-               -0-                   0/0     $0/0
       2000    -0-               -0-                   0/0     $0/0

    Quentin Casperson
    (President)
       2001    -0-               -0-                   0/0     $0/0
       2000    -0-               -0-                   0/0     $0/0

     Scott Lybbert
     (Corporate Secretary)
       2001    -0-               -0-             150,000/0     $0/0
       2000    -0-               -0-             150,000/0     $0/0



    Director Compensation

         At the discretion of the Chairman of the Board, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on market value on the first trading day in January of the year could be granted to each currently serving Director. No options were granted during the fiscal years ended April 30, 2001 or 2000.

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

    ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of August 10, 2001 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") and Class B Common Stock beneficially owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, Preferred Stock and Class B Common Stock, by each director and each officer of the Company and by all officers and directors as a group. Unless otherwise indicated, all persons
have sole voting and     investment power over such shares, subject to
community property laws.



    Name and                Number                            Number
    Address of            of shares       Percent of     of outstanding
    Beneficial          of outstanding   outstanding   shares of Class B
    Owner\Identity         Common         Common             Common
    of Group                Stock          Stock             Stock

    Loretta P. Trevers
    205 W. 8800 South
    Paradise, UT 84328       2,205,973      9.45%         1,800,000

    Loretta P. Trevers
    Trevers Trust/Trust Accounts
    205 W. 8800 South
    Paradise, UT 84328       1,869,000      8.01%           200,000

    Robert H. Jaffe
    8 Mountain Avenue
    Springfield, NJ          1,573,050      6.74%                 0

    Clayton Paul Hilliard
    P.O. Box 52745
    Lafayette, LA 70505      1,301,904      5.58%                 0

    Scott Lybbert*
    2666 Oakwood Drive
    Bountiful, UT 84010      1,000,123      4.28%                 0

    Gary Blum*
    3278 Wilshire Blvd, #603
    Los Angeles, CA  90010     535,480      2.29%                 0

    Quentin Casperson*
    205 W. 8800 South
    Paradise, UT 84328         506,000      2.17%                 0

    Aaron Etra*
    1350 Avenue/Americas
    29th Floor
    New York, NY 10021         427,100      1.83%                 0

    All executive officers
    and directors as a
    group (4 persons)        2,468,703     10.57%                 0


    Name and          Percent of        Number and
    Address of        Outstanding       Percent of
    Beneficial         Shares of        Outstanding        Percent of
    Owner\Identity    Class B and       Shares of         Total Voting
    of Group         Common stock       Preferred stock      Power

    Loretta P. Trevers
    205 W. 8800 South
    Paradise, UT 84328       90%            0                 46.61%

    Loretta P. Trevers
    Trevers Trust/Trust Accounts
    205 W. 8800 South
    Paradise, UT 84328       10%            0                  8.93%

    Robert H. Jaffe
    8 Mountain Avenue
    Springfield, NJ            0            0                  3.63%

    Clayton Paul Hilliard
    P.O. Box 52745
    Lafayette, LA 70505        0            0                  3.00%

    Scott Lybbert*
    2666 Oakwood Drive
    Bountiful, UT 84010        0            0                  2.31%

    Gary Blum*
    3278 Wilshire Blvd, #603
    Los Angeles, CA  90010     0            0                  1.24%

    Quentin Casperson*
    205 W. 8800 South
    Paradise, UT 84328         0            0                  1.17%

    Aaron Etra*
    1350 Avenue/Americas
    29th Floor
    New York, NY 10021         0            0                   .99%

    All executive officers
    and directors as a
    group (4 persons)          0            0                  5.71%



          *Indicates current officer or director of the Company.


    ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than payment of employee and third party obligations of the Company by Loretta Trevers and as duly reported under ITEM 10, Expenses, there is nothing to report in this category.


    ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

    (A)      Exhibits:

    Regulation S-B
    Exhibit Number

    CONSENT OF INDEPENDENT AUDITORS'

    Board of Directors
    Digitran Systems, Incorporated.
    Paradise, Utah


    We hereby consent to the use of our audit report dated July 31, 2001 in this Form 10KSB of Digitran Systems, Inc. for the year ended April 30,2001, which is part of this Form 10KSB and all references to our firm included in this Form 10KSB.



    HJ & Associates
    Salt Lake City, Utah
    July 31, 2001

    Signatures




    /s/ Aaron Etra                 Chairman of the Board, Director
    -------------------------
    Aaron Etra                     August 10, 2001


    /s/ Gary Blum                  Director
    -------------------------
    Gary Blum                      August 10, 2001


    /s/ Quentin Casperson          President
    -------------------------
    Quentin Casperson              August 10, 2001


    /s/ Scott Lybbert              Corporate Secretary
    -------------------------
    Scott Lybbert                  August 10, 2001