Form 10QSB
period 2001-07-31
DIGITRAN SYSTEMS INC /DE
filed 2001-08-15
CIK 876134

Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

              For the quarter ended July 31, 2001

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

     205 West 8800 South, P.O. Box 91, Paradise, UT 84328-0091
          (Address of principal executive offices and zip code)

                         (435) 757-4408

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
Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at July 31, 2001
Common stock, $.01 par value                      23,347,699
Class B Common stock, $.01 par value               2,000,000
Transitional Small Business Disclosure Format (Check one)

Yes         No   X

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY



                         TABLE OF CONTENTS

                                                              PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
              as of Jul. 31, 2001                               3

          Unaudited Condensed Consolidated Statements of
              Operations, for the three month periods ended
              Jul. 31, 2001 and 2000                            4

          Unaudited Condensed Consolidated Statements of Cash
              flows, for the three month periods ended Jul. 31,
              2001 and 2000                                     5

          Notes to Unaudited Condensed Consolidated Interim
              Financial Statements                              6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition or Plan of Operation                    9


PART II. OTHER INFORMATION                                     11

SIGNATURES                                                     12

ITEM 1         FINANCIAL STATEMENTS

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                          July 31, 2001

                              ASSETS
CURRENT ASSETS

     Cash and cash equivalents                              $       341
Total Current Assets                                           341

     Total assets                                 $       341

               LIABILITIES AND STOCK HOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                   $2,456,857
     Short Term Notes Payable                                   716,017
                 Total Current Liabilities                    3,424,962


Shareholder's Deficit
     Preferred Stock                                         $      516
     Common Stock                                               233,477
     Class B Common Stock                                        20,000
     Additional Paid-in Capital                              10,416,438
     Retained Earnings (Deficit)                            (14,095,052)
     Total Shareholder's Deficit                             (3,424,621)
Total Liabilities & Shareholder's Deficit                    $      341

The accompanying notes are an integral part of these financial statements.
          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

          DIGITRAN SYSTEMS, INCORPORATED and SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)

                                                Three months Ended July 31,
                                                  2001           2000
REVENUES                                $         0     $        0
OPERATING COSTS                              $         0     $        0

EXPENSES
  Selling,
  general and
  administrative
  expenses                                   $         0     $        0
Depreciation
  and
  Amortization                               $         0     $        0

OPERATING LOSS BEFORE LOSS FROM
  DISCONTINUED OPERATIONS                    $         0     $        0

LOSS FROM DISCONTINUED OPERATIONS (NOTE 3)      $  ( 32,647)    $ (175,377)

NET LOSS                                $  ( 32,647)    $ (175,377)

BASIC LOSS PER SHARE

  Continuing operations                      $         0        $        0
  Discontinued operations                       $      (.00)    $     (.01)

     Total Loss per share                    $      (.00)    $     (.01)

WEIGHTED AVERAGE
COMMON STOCK AND
COMMON STOCK
EQUIVALENTS
OUTSTANDING                                   23,347,699     22,500,947

The accompanying notes are an integral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)
                                                 Three Months Ended July 31,
                                                         2001        2000
Cash Flows From Operating Activities
   Net Loss                                        $     (32,647)$  (175,377)
   Adjustments to reconcilement loss to net cash
     Provided by (used in) operating activities:
     Depreciation and Amortization                             0           0
      (Increase) Decrease in:
       Accounts Receivable                                     0      70,770
Increase (Decrease)in:
       Accounts Payable and other Current liabilities          0      88,853

 Net Cash Provided by(Used in) Operating Activities $    (32,647)$   (15,754)

Cash Flows From Investing Activities
   Purchase of property and equipment              $           0 $         0
Net Cash From Investing Activities                 $           0 $         0

Cash Flows From Financing Activities

   Proceeds from short term borrowing                          0           0
   Payments on short term borrowing                            0      (5,600)
   Payments on long term borrowing                             0           0

 Net Cash Provided by Financing Activities                     0      (5,600)

Net Increase (Decrease) in Cash                           (32,647)   (21,354)

Cash Beginning of Period                                      341     35,999

Cash End of Period                                 $          341 $   14,645

     The accompanying notes are an integral part of these financial statements

          DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

 NOTE 1   CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 31, 2001 and the results of operations and cash flows for the three month periods ended July 31, 2001 and 2000 have been made. As of May 1, 2001 discontinued the use of one of its subsidiaries, Digitran Simulation Systems, Inc.("DSSI"), an Arizona corporation. DSSI had no assets or liabilities and never operated.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 audited financial statements. The results of operation for the periods ended July 31, 2001 and 2000 are not necessarily indicative of the operating results for the respective full years. The Company reports its activity as discontinued operations.

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

NOTE 2   COMMITMENTS AND CONTIGENCIES

  In the normal course of business, there may be various and sundry legal actions and proceedings pending which seek damages against the Company. The Company is behind in all of its obligations and has discontinued operations. It is possible that additional legal actions could be brought against the Company.

  Going Concern

  The accompanying financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, has a deficit in working capital, has an accumulated earnings deficit, and has discontinued certain operations. See further discussion below in Management's discussion and analysis.

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY


NOTE 3   RESULTS FROM DISCONTINUED OPERATIONS

The following is a summary of the loss from discontinued operations resulting from the elimination of the operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                                          For the Three months ended July 31,

                                                    2001            2000

    NET SALES                                      $           0 $    4,000

    COST OF SALES                                              0     55,866

    GROSS PROFIT                                               0    (51,866)

    EXPENSES

    Selling, general and administrative expenses               0     58,511
     Depreciation and amortization                             0          0


    LOSS FROM OPERATIONS                            $          0 $ (110,377)

    OTHER INCOME (EXPENSE)

     Interest expense                                    (32,647)   (65,000)
     Gain on disposal of assets                                0          0
     Other                                                0         0

    LOSS BEFORE INCOME TAXES                        $    (32,647) $ 175,377)

    INCOME TAX BENEFIT                                         0          0

    NET LOSS                                        $    (32,647) $ 175,377)

    OTHER COMPREHENSIVE INCOME (LOSS)

    Dividends on convertible preferred stock; unpaid            0        0

    Total Other Comprehensive Income(Loss)           $   (32,647)  $(175,377)

                 DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY


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

  The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of April 30, 2001, there were 51,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at July 2001 of approximately $239,096 or $4.64 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at three shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

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

  In November 1999 the company entered into an agreement with another company (a non-competitor who has served the same customer base as Digitran for many years) regarding the company's Crane and Truck simulation divisions. As of August 15, 2001 not all of the provisions of the agreement have been completed. The agreement, in principle calls for the other company to: (1) provide support to the crane and truck division's product lines and customers,
(2) to satisfy certain debts of secured creditors and (3) to assist the company in payment of its past due taxes. In return, the other company would be entitled to the benefit from their efforts expended in those divisions, including revenues from maintenance contracts and future simulator sales. The company continues to support the petroleum Division and other existing projects. To date, the Company has recognized $91,667 as a Gain on the sale of these rights.

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

  On April 27, 2001 the former Chairman, President, CEO and co-founder of the Company, Ms. Loretta Trevers passed away due to illness. We express our sincere appreciation to her for her seemingly endless attempts to keep the Company alive. Before she passed, she was actively involved with the Board and management in the evaluation of various alternatives for the Company. Management is now actively pursuing all available alternatives.

                         PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     See "Note 2   Commitments and Contingencies".

ITEM 2 Changes in Securities

     During this quarter, no shares were issued.

ITEM 3 Defaults on Senior Securities

  Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1993 resulting in aggregate dividends in arrears of $239,096.

ITEM 4 Submission of Matters to a Vote of Security Holders

None for this quarter.

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


                                         Digitran Systems, Incorporated
                                             Registrant



Dated July 31, 2001                      By:/s/Aaron Etra

                                         By: Aaron Etra
                                         (Chairman)

                                         By:/s/ Scott Lybbert

                                         By: Scott Lybbert
                                         (Secretary)