Form 10KSB/A
period 2001-04-30
DIGITRAN SYSTEMS INC /DE
filed 2001-09-07
CIK 876134

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


/S/HJ & Associates

HJ & Associates
Salt Lake City, Utah
July 31, 2001

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
                    Consolidated Balance Sheet

                              ASSETS

                                                           April 30,
                                                              2001
CURRENT ASSETS

     Cash                                                 $       341

          Total Current Assets                                    341

          TOTAL ASSETS                                    $       341

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                                     $   860,348
     Accrued expenses                                       2,008,151
     Current portion of notes payable (Note 3)                688,399

          Total Current Liabilities                         3,556,898

LONG-TERM LIABILITIES (Note 3)                                      -

     Total Liabilities                                      3,556,898

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' (DEFICIT)

     Preferred stock, $0.01 par value: 1,000,000 shares
      authorized, 51,500 shares issued and outstanding,
      (entitled to one-tenth vote per share)                      516
     Common stock, $0.01 par value: 25,000,000 shares
      authorized, 23,347,699 shares issued and outstanding
      (entitled to one-tenth vote per share)                  233,477
     Class B common stock, $0.01 par value: 5,000,000 shares
      authorized, 2,000,000 shares issued and outstanding
      (entitled to one vote per share)                         20,000
     Additional paid-in capital                            10,416,438
     Minority interest                                              -
     Accumulated (deficit)                                (14,266,988)

          Total Shareholders' (Deficit)                    (3,556,557)

          TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)   $       341

The accompanying notes are an integral part of these consolidated financial statements.

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
              Consolidated Statements of Operations
                                                   For the Years Ended
                                                         April 30,
                                                   2001           2000
REVENUES                                  $             -      $        -


OPERATING COSTS                                         -               -

OPERATING LOSS                                          -               -

OPERATING LOSS BEFORE LOSS FROM
 DISCONTINUED OPERATIONS                                -               -


 LOSS FROM DISCONTINUED OPERATIONS (Note 11)     (616,044)        (77,267)

NET LOSS                                         (616,044)        (77,267)

 OTHER COMPREHENSIVE INCOME (LOSS)

 Dividends on convertible preferred stock; unpaid (28,840)        (29,994)

  Total Other Comprehensive Income (Loss)     $  (644,884)   $   (107,261)

BASIC (LOSS) PER SHARE

 Continuing operations                        $     (0.00)   $      (0.00)
 Discontinued operations                            (0.03)          (0.00)

  Total (Loss) Per Share                      $     (0.03)   $      (0.00)

WEIGHTED AVERAGE SHARES OF COMMON STOCK        22,500,947      16,361,144

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

CONTINUED

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
         Consolidated Statements of Shareholders' Deficit
           For the Years Ended April 30, 2001 and 2000
                                   Class B          Capital in
                                Common Stock        Excess of   Accumulated
                              Shares    Amount      Par Value      Deficit
Balance at April 30, 1999   2,000,000    $ 20,000   $ 9,315,986  $(13,533,677)

Shares issued for debt              -           -       673,131             -

Shares issued for debt -
  Class B                     600,000       6,000        54,000             -

Shares issued for services          -           -       337,644             -

Conversion of preferred
 shares                             -           -           (78)            -

Net loss for the year
 ended April 30, 2000               -           -             -       (77,267)

Balance at April 30, 2000   2,600,000      26,000    10,380,683   (13,610,944)

Conversion of preferred
 shares                             -           -          (206)            -

Reversal of Class B
 issuance                    (600,000)     (6,000)      (54,000)            -

Shares issued for services           -           -       35,311             -

Shares issued for debt               -           -       54,650             -

Net loss for the year ended
 April 30, 2001                      -           -            -      (616,044)

Balance, April 30, 2001      2,000,000  $   20,000  $10,416,438  $(14,226,988)

The accompanying notes are an integral part of these consolidated financial statements.

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                                                   For the Years Ended
                                                          April 30,
                                                  2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                    $  (616,044)   $    (77,267)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                        -          62,802
 Gain on reversal of stock                       (60,000)       (504,238)
  Issuance of common stock for services           39,234         420,409
 Changes in operating assets and liabilities:
  Decrease in accounts receivable                 74,770         173,848
  Decrease in inventory                                -          68,486
  Increase in accounts payable and other current
    liabilities                                  532,382         178,282

   Net Cash Used In Operating Activities         (29,658)        322,322

CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from sale of equipment                       -          94,600

   Net Cash Provided In Investing Activities           -          94,600

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                           -         245,000

 Payments on notes payable                        (6,000)       (632,466)

   Net Cash Used by Financing Activities          (6,000)       (387,466)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     (35,658)         29,456

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                          35,999           6,543

CASH AND CASH EQUIVALENTS AT END OF YEAR      $      341     $    35,999

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

NOTE 5 -  INCOME TAXES

        The income tax benefit differs from the amount computed at federal statutory rates as follows:

                                               For the Years Ended
                                                     April 30,
                                                 2001        2000

        Income tax benefit at statutory rate     $    234,097   $ 26,000
        Change in valuation allowance                (234,097)   (26,000)

                                                 $          -   $      -

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

                                                          For the
                                                         Year Ended
                                                          April 30,
                                                   2001               2000

NET SALES                                           $   99,646 $   903,742

COST OF SALES                                           87,923     483,459

GROSS PROFIT                                            11,723     420,283

EXPENSES

 Selling, general and administrative expenses           588,848    679,451
 Depreciation and amortization                          -           62,802

  Total Expenses                                        588,848    742,253

LOSS FROM OPERATIONS                                   (577,125)  (321,970)

OTHER INCOME (EXPENSE)

 Interest expense                                      (130,586)  (259,535)
 Gain on disposal of assets                              91,667    504,238

  Total Other Income (Expense)                          (38,919)   244,703

LOSS BEFORE INCOME TAXES                               (616,044)   (77,267)

INCOME TAX BENEFIT                                      -           -

NET LOSS                                             $ (616,044)  $(77,267)

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



    HJ & Associates
    Salt Lake City, Utah
    July 31, 2001

    Signatures




    /s/ Aaron Etra                 Chairman of the Board, Director
    -------------------------
    Aaron Etra                     September 7, 2001


    /s/ Gary Blum                  Director
    -------------------------
    Gary Blum                      September 7, 2001


    /s/ Quentin Casperson          President
    -------------------------
    Quentin Casperson              September 7, 2001


    /s/ Scott Lybbert              Corporate Secretary
    -------------------------
    Scott Lybbert                  September 7, 2001