Form 10QSB
period 2001-10-31
DIGITRAN SYSTEMS INC /DE
filed 2001-12-11
CIK 876134

DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY


                               UNITED STATES
                     SECURIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            __________________

                                FORM 10-QSB
                            __________________

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarter ended October 31, 2001

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

    Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at October 31, 2001
    Common stock, $.01 par value                      24,347,699
    Class B Common stock, $.01 par value               2,000,000

    Transitional Small Business Disclosure Format (Check one)

    Yes         No   X

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY



                             TABLE OF CONTENTS

                                                                  PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of October 31, 2001                             4

              Unaudited Condensed Consolidated Statements of
                  Operations, for the six month periods ended
                  October 31, 2001 and 2000                          5

              Unaudited Condensed Consolidated Statements of Cash
                  flows, for the six month periods ended October 31,
                  2001 and 2000                                      6

              Notes to Unaudited Condensed Consolidated Interim
                  Financial Statements                               7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                     10


    PART II. OTHER INFORMATION                                       19

    SIGNATURES                                                       21

    PART I  FINANCIAL INFORMATION


    ITEM 1         FINANCIAL STATEMENTS

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (Unaudited)
                             October 31, 2001

                                  ASSETS


    CURRENT ASSETS

         Cash and cash equivalents                              $       341
    Total Current Assets                                                341

         Total assets                                           $       341

                   LIABILITIES AND STOCK HOLDERS EQUITY

    CURRENT LIABILITIES
         Accounts Payable and Accrued Expenses                   $3,065,435
         Short Term Notes Payable                                   688,399

                     Total Current Liabilities                    3,753,834


    Shareholder's Deficit
         Preferred Stock                                         $      516
         Common Stock                                               243,477
         Class B Common Stock                                        20,000
         Additional Paid-in Capital                              10,416,438
         Retained Earnings (Deficit)                            (14,433,924)
         Total Shareholder's Deficit                             (3,753,493)

    Total Liabilities & Shareholder's Deficit                    $      341

    The accompanying notes are an integral part of these financial statements.

           DIGITRAN SYSTEMS, INCORPORATED and Subsidiary
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                    Three Months Ended      Six Months Ended
                                      October 31,              October 31,
                                    2001          2000      2001        2000
    REVENUES                     $        -      $      -   $     -   $      -

    COST OF GOODS SOLD                    -             -         -          -

    GROSS PROFIT                 $        -      $      -   $     -   $      -


    EXPENSES

     Depreciation and
     Amortization                $        -      $      -   $     -   $      -
     Selling, general and
     administrative expenses              -             -         -          -

    OPERATING INCOME (LOSS)      $        -      $      -   $     -   $      -

    OTHER INCOME  (EXPENSE)
     Interest                    $        -      $      -   $     -   $      -
     Gain on litigation
     settlement and other                 -             -         -          -

    INCOME (LOSS) FROM
    DISCONTINUED OPERATIONS
    (Note 3)                     $   (174,589)  $(134,189)$(206,936)$(278,471)

    NET INCOME (LOSS)            $   (174,589)  $(134,189)$(206,936)$(278,471)

    BASIC LOSS
    PER SHARE
     Continuing Operations                -             -         -          -
    Discontinued Operations      $     ( 0.01)  $   (0.01)$   (0.01)$   (0.01)

    Total Loss per share         $     ( 0.01)  $    (0.01)$   (0.01)$  (0.01)

    Weighted Average number
    of shares                      23,467,699 22,750,000 23,410,857 22,750,000

    The accompanying notes are an integral part of these consolidated financial statements.

               DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                  Six Months Ended
                                                     October 31,
                                                  2001        2000
    Cash Flows From Operating Activities

    Net Loss                                     $(206,936)     $(278,471)

    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Depreciation and Amortization                      -                -
    Issuance of common stock for services
    (Increase) Decrease in:
     Accounts receivable                            10,000
     Inventory                                         -                -
    Increase (Decrease) in:
     Accounts Payable and other current
     liabilities                                   196,936         43,902

    Net Cash (Used in) provided by
    Operating Activities                                (0)      (163,799)

    Cash Flows Used in Investing Activities

    Purchase of Property, plant & equipment            -                -

    Net Cash used in Investing
    Activities                                         -                -

    Cash Flows from Financing Activities

     Proceeds from short term borrowing                -          119,850
     Payments on short term borrowing                  -          (12,500)
     Payments on long term borrowing                   -                -
     Proceeds from stock-conversion of debt            -                -
     Proceeds from sale of buildings                   -                -
     Issuance of Common Stock                          -           21,450


    Net Cash Provided by Financing
    Activities                                         -          128,800

    Net Increase (Decrease) in Cash                    -          (34,999)

    Cash at Beginning of Period                        341         35,999

    Cash at End of Period                        $     341      $   1,000

     The accompanying Notes are an integral part of these consolidated financial statements.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

NOTE 1   CONDENSED FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared by the Company without audit. They include information of Digitran Systems, Incorporated and its subsidiary, Digitran, Inc. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 31, 2001 and the results of operations and cash flows for the six month periods ended October 31, 2001 and 2000 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 audited financial statements. The results of operation for the periods ended October 31, 2001 and 2000 are not necessarily indicative of the operating results for the respective full years.

    The simulator products which are marketed by the Company sell at a very high price in comparison to the total annual sales of the Company. This relationship leads to individual sales having a disproportionately large effect on total sales. Therefore, sales within a quarter can lead to highly volatile results of operations for individual quarters. The results for individual quarters may not be indicative of annual results. All quarterly information should be considered in light of the last fiscal year and the current year to date operations of the Company. Furthermore, due to the fixed nature of certain cost of revenues, the gross margins on relatively low revenue volumes will be lower than otherwise expected. All operating results have been shown as discontinued.

NOTE 2   COMMITMENTS AND CONTIGENCIES

    In the normal course of business, there may be various and sundry legal actions and proceedings pending which seek damages against the Company. The Company is behind in all its obligations and has discontinued operations. It is possible that additional legal action could be brought against the Company.

    For the six months ended October 31, 2001, the Company accrued interest expense of $65,000 and approximately $130,000 in Selling, General and Administrative expenses primarily for legal expenses incurred in settling a case in which the Company was the plaintiff. The case was dropped when Ms. Trevers passed away. The case was withdrawn before trial, with no reportable incident.

Going Concern

    The accompanying financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, has a deficit in working capital, has an accumulated earnings deficit, and has discontinued certain operations. See further discussion below in Management's discussion and analysis and in Item 6: Exhibits and reports on Form 8-K.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY


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


NOTE 3   RESULTS FROM DISCONTINUED OPERATIONS

    The following is a summary of the loss from discontinued operations resulting from the elimination of the operations. Where necessary, the financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

           DIGITRAN SYSTEMS, INCORPORATED and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                    Three Months Ended      Six Months Ended
                                      October 31,              October 31,
                                    2001          2000      2001        2000
REVENUES                     $        -    $    5,000  $      -   $   9,000

COST OF GOODS SOLD                    -         3,000         -      58,866

GROSS PROFIT                 $        -    $    2,000  $      -   $ (49,866)

EXPENSES

   Depreciation and
   Amortization              $        -    $        -  $      -   $       -
   Selling, general and
   administrative expenses      141,936       104,189    141,936    162,700

OPERATING INCOME (LOSS)      $ (141,936)   $ (102,189) $(141,936) $(212,566)

OTHER INCOME  (EXPENSE)
 Interest                    $  (32,653)   $  (32,000) $ (65,000) $ (65,905)
 Gain on litigation
 settlement and other                 -             -         -           -

INCOME (LOSS) BEFORE
INCOME TAXES                 $ (174,589)   $ (134,189) $(206,936) $(278,471)

INCOME TAXES                          -             -          -          -

NET INCOME (LOSS)            $ (174,589)   $ (134,189) $(206,936) $(278,471)

LESS CURRENT UNPAID DIVIDENDS
ON PREFERRED STOCK              (14,420)      (15,046)   (14,420)   (15,046)

NET LOSS                     $ (189,009)   $ (149,235) $(221,356) $(293,517)

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

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of October 31, 2001, there were 51,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at October 2001 of approximately $253,380 or $4.92 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

    ITEM 2 Management's Discussion and Analysis of Financial Condition or Plan of Operations.

Management's Discussion

     See Item 6: Exhibits and reports on Form 8-K for current developments regarding Management's Discussion and Plan of Operations.

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

     In November 1999 the company entered into an agreement with another company (a non-competitor who has served the same customer base as Digitran for many years) regarding the company's Crane and Truck simulation divisions. As of October 31, 2001 not all of the provisions of the agreement have been completed. The agreement, in principle calls for the other company to: (1) provide support to the crane and truck division's product lines and customers, (2) to satisfy certain debts of secured creditors and (3) to assist the company in payment of its past due taxes. In return, the other company would be entitled to the benefits from their efforts expended in those divisions, including revenues from maintenance contracts and future simulator sales. The Company continues to support the petroleum Division and other existing Projects.


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

Proposed Transactions and Mergers

    In accordance with the information contained in Item 6, below, the Company plans to participate in a series of mergers whereby the Company will be controlled by another entity. Consequently, two sets of Pro Forma Financial Statements follow: First, the pro forma information with respect to the Merger between Digitran, Inc. (a Utah Corporation) and Digitran Simulation Systems, Inc. (an Arizona Corporation), as if they were combined for the full year ended October 31, 2001. Secondly, the pro forma information of the Company, assuming the merger between Digitran, Inc. and Digitran Simulation systems, Inc. were effective as of October 31, 2001:


                  PRO FORMA FINANCIAL STATEMENTS
      DIGITRAN, INC. AND DIGITRAN SIMULATION SYSTEMS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                            October 31, 2001

                                  ASSETS


CURRENT ASSETS

     Cash and cash equivalents                             $     1,341
Total Current Assets                                             1,341

         Total assets                                      $     1,341

                   LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                  $3,065,435
     Short Term Notes Payable                                  688,399
     Due to Parent                                           1,819,421
                 Total Current Liabilities                   5,208,178


Shareholder's Deficit
     Common Stock                                                1,000
     Additional Paid-in Capital                                      -
     Retained Earnings (Deficit)                            (5,207,837)
     Total Shareholder's Deficit                            (5,206,837)
Total Liabilities & Shareholder's Deficit                  $     1,341

The accompanying notes are an integral part of these consolidated financial statements.

                  PRO FORMA FINANCIAL STATEMENTS
      DIGITRAN, INC. AND DIGITRAN SIMULATION SYSTEMS, INC.
              Consolidated Statements of Operations

                                                        For the Year Ended
                                                            October 31,
                                                              2001
    REVENUES                                           $    149,646

    OPERATING COSTS                                         119,923

    GROSS MARGINS                                            29,723

     Selling, general and administrative                    641,595


    OPERATING LOSS                                         (611,872)
     Other Income (expense)
       Interest                                             163,586
       Gain on disposal of assets                           (91,677)

    NET LOSS                                           $   (688,791)

    BASIC GAIN (LOSS) PER SHARE

     Pro Forma Continuing operations                   $      (0.03)

    WEIGHTED AVERAGE SHARES OF COMMON STOCK              23,000,000

The accompanying notes are an integral part of these pro forma financial statements.

                 PRO FORMA FINANCIAL STATEMENTS
      DIGITRAN, INC. AND DIGITRAN SIMULATION SYSTEMS, INC.
             Consolidated Statements of Cash Flows

                                          For the Year Ended
                                           October 31,2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                     $      (688,872)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Gain on disposal of assets                          (91,677)
 Changes in operating assets and liabilities:
  Decrease in accounts receivable                       4,000
  Increase in accounts payable and other
   current liabilities                                630,063

   Net Cash (Used In) Operating Activities           (146,486)

CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in Due to Parent                            262,929
 Purchase of property and equipment                       -

   Net Cash Provided In Investing Activities          262,929

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                         (117,102)

   Net Cash Used by Financing Activities  $               659

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                              $               659

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                      2,000

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                              $             1,341

The accompanying notes are an integral part of these Pro Forma financial statements.

NOTE 1   PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Pro Forma financial statements have been prepared by the Company without audit, and represent the Forma Financial position and results of operations of the combined entities had the proposed merger of the Company's subsidiary Digitran, Inc., a Utah corporation into Digitran Simulation Systems, Inc., an Arizona Corporation, occurred as of October 31, 2001. See Item 6, below for additional information regarding the proposed merger. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Pro Forma financial position at October 31, 2001 and the results of operations and cash flows for the year ended October 31, 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 audited financial statements. The Pro Forma results of operation for the year ended October 31, 2001 are not necessarily indicative of the operating results for the respective fiscal year.

                 PRO FORMA FINANCIAL STATEMENTS
                 DIGITRAN SYSTEMS, INCORPORATED
                     CONDENSED BALANCE SHEET
                           (Unaudited)
                         October 31, 2001

                              ASSETS
CURRENT ASSETS

     Cash and cash equivalents                         $         0
Total Current Assets                                             0
     Investment in DSSI  (see Pro Forma Note 2)

     Total assets                                      $         0

               LIABILITIES AND STOCK HOLDERS EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses             $         0
     Short Term Notes Payable                                    0
                 Total Current Liabilities                       0


Shareholder's Deficit
     Preferred Stock                                    $      516
     Common Stock                                          243,477
     Class B Common Stock                                   20,000
     Additional Paid-in Capital                         10,416,438
     Retained Earnings (Deficit)                       (10,681,431)
     Total Shareholder's Deficit                                 0
Total Liabilities & Shareholder's Deficit              $         0

                                15
The accompanying notes are an integral part of these pro forma financial statements.

                 PRO FORMA FINANCIAL STATEMENTS
                 DIGITRAN SYSTEMS, INCORPORATED
              Consolidated Statements of Operations

                                                           For the Year Ended
                                                            October 31,
                                                                2001

REVENUES                                                   $          0

OPERATING COSTS                                                       0

GROSS MARGINS                                                         0

 Selling, general and administrative                                  0

OPERATING LOSS                                                        0
 Other Income (expense)
  Interest                                                            0
  Gain on disposal of assets                                          0

NET LOSS from Discontinued Operations                          (206,936)

NET LOSS before Extraordinary Item
  Valuation Credit on Merger (See Pro Forma Note 2)        $  3,388,416
  Utilization of Net Operating Loss Carry-forward            (3,388,416)
   Extraordinary Item net of tax                                      0

NET LOSS                                                   $   (206,936)

BASIC GAIN (LOSS) PER SHARE

 Pro Forma Continuing operations                           $      (0.01)
 Pro Forma Extraordinary Item                                     (0.00)

WEIGHTED AVERAGE SHARES OF COMMON STOCK                      23,410,857

The accompanying notes are an integral part of these pro forma financial statements.

                 PRO FORMA FINANCIAL STATEMENTS
                 DIGITRAN SYSTEMS, INCORPORATED
               Consolidated Statements of Cash Flows

                                          For the Year Ended
                                          October 31,2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                 $          (206,936)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Issuance of Common Stock for Services                10,000
 Changes in operating assets and liabilities:
  Increase in accounts payable and other
   current liabilities                                196,936

   Net Cash Used In Operating Activities                    -

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                         -

   Net Cash Provided In Investing Activities                -

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                                -
 Payments on notes payable                                  -
 Issuance of common stock                                   -

   Net Cash Used by Financing Activities  $                 -

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                              $                 -
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                          -

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                              $                 -

The accompanying notes are an integral part of these pro forma financial statements.

           DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY


NOTE 1   PRO FORMA CONDENSED FINANCIAL STATEMENTS

The accompanying Pro Forma financial statements have been prepared by the Company without audit, and represent the Pro Forma financial position and results of operations of Digitran Systems, Incorporated assuming its subsidiary, Digitran, Inc.'s (a Utah corporation) merger with Digitran Simulation Systems, Inc. (an Arizona corporation) were effective as of October 31, 2001. See Item 6, below for the status of the Merger. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 31, 2001 and the results of operations and cash flows for the six month period ended October 31, 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed Pro Forma financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 audited financial statements. The Pro Forma results of operation for the period ended October 31, 2001 are not necessarily indicative of the operating results for the respective full year.


NOTE 2   PRO FORMA INVESTMENT IN DSSI

The Company carried its investment in Digitran, Inc. at a net credit of $3,388,416 as of April 30, 2001. In this Pro Forma Balance Sheet, the investment is shown net of the Utilization of Income Tax Net Operating Loss carry forward of $3,388,416. The Carrying value is an estimate, and ignores any applicable local, state, excise, alternative minimum or other taxes that might be applicable. The Merger is designed to qualify for tax-free treatment under the rules and regulations of the IRS and intended to qualify for Pooling of Interest accounting for book purposes.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     See "Note 2   Commitments and Contingencies".

ITEM 2 Changes in Securities

     During this quarter, 1,000,000 shares were issued as payment for services and interest of $10,000.

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1993 resulting in aggregate dividends in arrears of $253,380.

ITEM 4 Submission of Matters to a Vote of Security Holders

     See Item 6: Exhibits and reports on Form 8-K.

ITEM 5 Other

     None

ITEM 6 Exhibits and reports on Form 8-K.

     The following was reported on Form 8-K:

Item 5. Other Events.

The Registrant deems the following information to be of importance to security holders:

The Board of Directors of Digitran Systems, Incorporated has resolved to call a Special Meeting of Shareholders where it will seek to have the majority of voting shares of the Company consider the following items:

  A. To approve an Agreement and Plan of Merger by and between the Company and TradinGear.com, Incorporated, a Delaware corporation ("TradinGear"), whereby TradinGear will merge with DSI Acquisition, Inc., a wholly owned subsidiary of the Company,
  B. To approve the issuance of approximately 18,934,309 shares of the Company's Class A common stock (ultimately to be distributed to the shareholders of TradinGear) to DSI Acquisition, Inc. after giving effect to a reverse stock split on a twenty-one to one share basis,
  C. To approve changing the name of the Company to "TGFIN Holdings, Inc." and the address of the Company in accordance with the desires of the acquisition target,
  D. To approve the merger of Digitran, Inc., a Utah corporation, the Company's wholly-owned subsidiary, with Digitran Simulation Systems, Inc., an Arizona company owned by the heirs of Loretta P. Trevers, the deceased president of Digitran Systems, Incorporated,

  E. To approve a reverse stock split of the Company's Class A common stock on a twenty-one (21) to one (1) basis,
  F. To approve a reverse stock split of the Company's Class B common stock on a twenty (20) to one (1) basis,
  G. To elect as directors three representatives of TradinGear.

The Board of Directors has given its approval to the Agreement and Plan of Merger with TradinGear subject to approval by a majority of voting shareholders in accordance with the bylaws of the Company and the laws of
Delaware.   It is anticipated that the transaction and all related
transactions will close on or before December 31, 2001. The transactions in question are structured so as to qualify as "tax-free exchanges" under the rules and regulations of the Internal Revenue Code.

TradinGear is a one year old company specializing in software solutions to facilitate online trading of securities. TradinGear is currently focused on the financial services and brokerage industry but plans to expand into other areas of the financial industry with its cutting edge technological products.

Management believes that the above listed proposed actions will be approved by a majority of shareholders. Consummation of the Agreement and Plan of Merger will cause the following events to occur which are normally reported on Form 8-K:

     Change in Control of Registrant
     Acquisition of Assets
     Disposition of Assets
     Change in Registrant's Certifying Accountants
     Resignation of Registrant's Current Directors

The information contained in this Form 8-K is being given voluntarily under
Item 5 in advance of actual reporting requirements.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Digitran Systems, Incorporated
                                   Registrant

Dated December 11, 2001            By:/s/Aaron Etra

                              By: Aaron Etra
                                 (Chairman)

                              By:/s/Gary Blum

                              By: Gary Blum
                                  (Director)

                              By:/s/Scott Lybbert

                              By: Scott Lybbert
                                  (Secretary)