Form 10QSB
period 2002-01-31
DIGITRAN SYSTEMS INC /DE
filed 2002-03-14
CIK 876134

DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            __________________

                                FORM 10-QSB
                            __________________

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended January 31, 2002

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

         Class                              Outstanding at January 31, 2002
    Common stock, $.01 par value                      24,347,699
    Class B Common stock, $.01 par value               2,000,000

    Transitional Small Business Disclosure Format (Check one)

    Yes         No   X

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY



                             TABLE OF CONTENTS

                                                                  PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of January 31, 2002                              3

              Unaudited Condensed Consolidated Statements of
                  Operations, for the nine month periods ended
                  January 31, 2002 and 2001                           4

              Unaudited Condensed Consolidated Statements of Cash
                  flows, for the nine month periods ended January 31,
                  2002 and 2001                                       5

              Notes to Unaudited Condensed Consolidated Interim
                  Financial Statements                                6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                      9


    PART II. OTHER INFORMATION                                       18

    SIGNATURES                                                       20

    PART I  FINANCIAL INFORMATION


    ITEM 1         FINANCIAL STATEMENTS

              DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (Unaudited)
                             January 31, 2002

                                  ASSETS


    CURRENT ASSETS

         Cash and cash equivalents                              $       341
    Total Current Assets                                                341

         Total assets                                           $       341

                   LIABILITIES AND STOCK HOLDERS EQUITY

    CURRENT LIABILITIES
         Accounts Payable and Accrued Expenses                   $2,682,435
         Short Term Notes Payable                                   551,899

                     Total Current Liabilities                    3,234,334


    Shareholder's Deficit
         Preferred Stock                                         $      516
         Common Stock                                               243,477
         Class B Common Stock                                        20,000
         Additional Paid-in Capital                              10,416,438
         Retained Earnings (Deficit)                            (13,914,424)
         Total Shareholder's Deficit                             (3,233,993)

    Total Liabilities & Shareholder's Deficit                    $      341

    The accompanying notes are an integral part of these financial statements.

           DIGITRAN SYSTEMS, INCORPORATED and Subsidiary
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                    Three Months Ended     Nine Months Ended
                                      January 31,              January 31,
                                    2002          2001      2002        2001
    REVENUES                     $        -      $      -   $     -   $      -

    COST OF GOODS SOLD                    -             -         -          -

    GROSS PROFIT                 $        -      $      -   $     -   $      -


    EXPENSES

     Depreciation and
     Amortization                $        -      $      -   $     -   $      -
     Selling, general and
     administrative expenses              -             -         -          -

    OPERATING INCOME (LOSS)      $        -      $      -   $     -   $      -

    OTHER INCOME  (EXPENSE)
     Interest                    $        -      $      -   $     -   $      -
     Gain sale of divisions               -             -         -          -

    INCOME (LOSS) FROM
    DISCONTINUED OPERATIONS
    (Note 3)                     $    510,000    $(62,000) $302,064 $(340,471)

    NET INCOME (LOSS)            $    510,000    $(62,000) $302,064 $(340,471)

    BASIC LOSS
    PER SHARE
     Continuing Operations                -             -         -          -
    Discontinued Operations      $       0.02   $   (0.00)$    0.01 $   (0.02)

    Total Loss per share         $       0.02   $    (0.00)$    0.01 $  (0.02)

    Weighted Average number
    of shares                      24,247,699 22,750,000 23,774,937 22,750,000

    The accompanying notes are an integral part of these consolidated financial statements.

               DIGITRAN SYSTEMS, INCORPORATED and Subsidiary
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                  Nine Months Ended
                                                     January 31,
                                                  2002        2001
    Cash Flows From Operating Activities

    Net(Loss) or Income                          $ 302,064     $(340,471)

    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Gain on sale of Divisions                     (377,564)             -
    Issuance of common stock for services           10,000
    (Increase) Decrease in:
     Accounts receivable                               -           70,770
     Inventory                                         -                -
    Increase (Decrease) in:
     Accounts Payable and other current
     liabilities                                    65,500        105,902

    Net Cash (Used in) provided by
    Operating Activities                                (0)      (163,799)

    Cash Flows Used in Investing Activities

    Purchase of Property, plant & equipment            -                -

    Net Cash used in Investing
    Activities                                         -                -

    Cash Flows from Financing Activities

     Proceeds from short term borrowing                -          119,850
     Payments on short term borrowing                  -          (12,500)
     Payments on long term borrowing                   -                -
     Proceeds from stock-conversion of debt            -                -
     Proceeds from sale of buildings                   -                -
     Issuance of Common Stock                          -           21,450

    Net Cash Provided by Financing
    Activities                                         -          128,800

    Net Increase (Decrease) in Cash                    -          (34,999)

    Cash at Beginning of Period                        341         35,999

    Cash at End of Period                        $     341      $   1,000

     The accompanying Notes are an integral part of these consolidated financial statements.

                DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

NOTE 1   CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. They include information of Digitran Systems, Incorporated and its subsidiary, Digitran, Inc. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 31, 2002 and the results of operations and cash flows for the nine month periods ended January 31, 2002 and 2001 have been made.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 audited financial statements. The results of operation for the periods ended January 31, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.
     The simulator products marketed by the Company sell at a very high price in comparison to the total annual sales of the Company. This relationship leads to individual sales having a disproportionately large effect on total sales. Therefore, sales within a quarter can lead to highly volatile results of operations for individual quarters. The results for individual quarters may not be indicative of annual results. All quarterly information should be considered in light of the last fiscal year and the current year to date operations of the Company. Furthermore, due to the fixed nature of certain cost of revenues, the gross margins on relatively low revenue volumes will be lower than otherwise expected. All operating results have been shown as discontinued.

NOTE 2   COMMITMENTS AND CONTINGENCIES
     In the normal course of business, there may be various and sundry legal actions and proceedings pending which seek damages against the Company. The Company is behind in all its obligations and has discontinued operations. It is possible that additional legal action could be brought against the Company.
     For the nine months ended January 31, 2002, the Company accrued interest expense of $97,500 and approximately $130,000 in Selling, General and Administrative expenses primarily for legal expenses incurred in settling a case in which the Company was the plaintiff. The case was dropped when Ms. Trevers passed away. The case was withdrawn before trial, with no reportable incident. In a non-cash transaction, certain accrued liabilities (including those listed above), interest expense, notes payable and SG&A were reversed by $510,000 resulting in a net gain from the sale of the divisions of $377,564. Note that this gain had been deferred since November 1999 and was recognized in this quarter because the company and the buyer signed mutual waivers. See also Plan of Operations under Item 2: Management's Discussion and Analysis.

  Going Concern
     The accompanying financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, has a deficit in working capital, has an accumulated earnings deficit, and has discontinued certain operations. See further discussion below in Management's discussion and analysis and in Item 6: Exhibits and reports on Form 8-K.
     On April 27, 2001 the former Chairman, President, CEO and co-founder of the Company, Ms. Loretta Trevers passed away due to illness. We express our sincere appreciation to her for her seemingly endless attempts to keep the Company alive. Before she passed, she was actively involved with the Board and management in the evaluation of various alternatives for the Company, including the proposed transaction described below, herein.

NOTE 3   RESULTS FROM DISCONTINUED OPERATIONS

The following is a summary of the loss from discontinued operations resulting from the elimination of the operations. Where necessary, the financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

           DIGITRAN SYSTEMS, INCORPORATED and Subsidiary
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                    Three Months Ended      Nine Months Ended
                                      January 31,              January 31,
                                    2002          2001      2002        2001
REVENUES                     $        -    $        -  $      -   $   9,000

COST OF GOODS SOLD                    -             -         -      58,866

GROSS PROFIT                 $        -    $        -  $      -   $ (49,866)

EXPENSES

   Depreciation and
   Amortization              $        -    $        -  $      -   $       -
   Selling, general and
   administrative expenses     (131,936)       30,000     10,000    192,700

OPERATING INCOME (LOSS)      $  131,936    $  (30,000) $ (10,000) $(242,566)

OTHER INCOME  (EXPENSE)
 Interest                    $      500    $  (32,000) $ (65,000) $ (97,905)
 Gain on sale of Divisions      377,564             -    377,564          -

INCOME (LOSS) BEFORE
INCOME TAXES                 $  510,000    $  (62,000) $ 302,064  $(340,471)

INCOME TAXES, Net of Tax              -             -          -          -
              NOL

NET INCOME (LOSS)            $  510,000    $  (62,000) $ 302,064  $(340,471)

LESS CURRENT UNPAID DIVIDENDS
ON PREFERRED STOCK                                       (14,420)   (15,046)

NET LOSS                     $  510,000    $  (62,000) $ 287,144 $(353,517)

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

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of January 31, 2002, there were 51,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at October 2001 of approximately $253,380 or $4.92 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

                  DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY

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

Plan of Operations

     The company still has nominal operations and operating capacity: The company is represented by sales agents throughout the world; capable engineers construct and support the company's products on a contract basis; and other aspects of the business are sustained with the voluntary efforts of its shareholders. However, because the operations are currently as described above, the results of operations are summarized, netted and classified as the results of discontinued operations. The prior year's results may have been reclassified as necessary, for the sake of comparability.

     In November 1999, the company entered into an agreement with another company (a non-competitor who has served the same customer base as Digitran for many years) regarding the company's Crane and Truck simulation divisions. As of January 31, 2002, the non-competitor and the company had signed mutual releases which resulted in the recognition of gain from the sale of the Crane and Truck divisions, the release of certain obligations (secured and unsecured) and the consummation of the transfer of the then existing technology of the company. Please note that the recognition of the gain was a non-cash transaction that had been deferred since November 1999. The
Company continues to support the petroleum Division and other existing
Projects.

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

Proposed Transactions and Mergers

In accordance with the information contained in Item 6, below, the Company plans to participate in a series of mergers whereby the Company will be controlled by another entity. Consequently, two sets of Pro Forma Financial Statements follow: First, the pro forma information with respect to the Merger between Digitran, Inc. (a Utah Corporation) and Digitran Simulation Systems, Inc. (an Arizona Corporation), as if they were combined for the full year ended January 31, 2002. Secondly, the pro forma information of the Company, assuming the merger between Digitran, Inc. and Digitran Simulation systems, Inc. were effective as of January 31, 2002:


                  PRO FORMA FINANCIAL STATEMENTS
       DIGITRAN, INC. AND DIGITRAN SIMULATION SYSTEMS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                         January 31, 2002

                              ASSETS
CURRENT ASSETS

     Cash and cash equivalents                             $     1,341
Total Current Assets                                             1,341

     Total assets                                          $     1,341

               LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                  $2,682,435
     Short Term Notes Payable                                  551,899
     Due to Parent                                           1,819,421
                 Total Current Liabilities                   5,053,755


Shareholder's Deficit
     Common Stock                                                1,000
     Additional Paid-in Capital                                      -
     Retained Earnings (Deficit)                            (5,056,096)
     Total Shareholder's Deficit                            (5,055,096)
Total Liabilities & Shareholder's Deficit                  $     1,341

The accompanying notes are an integral part of these financial statements.

                  PRO FORMA FINANCIAL STATEMENTS
       DIGITRAN, INC. AND DIGITRAN SIMULATION SYSTEMS, INC.
              Consolidated Statements of Operations

                                                      For the Year Ended
                                                          January 31,
                                                             2002

REVENUES                                             $    140,000

OPERATING COSTS                                           (61,000)

GROSS MARGINS                                              79,000

     Selling, general and administrative                  (51,936)

OPERATING Income                                           27,064
     Other Income (expense)
          Gain on sale of Divisions                       377,564
          Interest                                        (65,500)

NET INCOME                                             $  339,128

BASIC GAIN (LOSS) PER SHARE

     Pro Forma Continuing operations                   $     0.01


WEIGHTED AVERAGE SHARES OF COMMON STOCK                  23,000,000

The accompanying notes are an integral part of these financial statements

                  PRO FORMA FINANCIAL STATEMENTS
       DIGITRAN, INC. AND DIGITRAN SIMULATION SYSTEMS, INC.
               Consolidated Statements of Cash Flows

                                          For the Year Ended
                                           January 31,2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income                                    $     339,128
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Gain on Sale of Divisions                         (377,564)
 Changes in operating assets and liabilities:
  Decrease in accounts receivable                      4,000

  Increase in accounts payable and other
   current liabilities                               185,063

   Net Cash Provided by (Used In) Operating
   Activities                                        150,627

CASH FLOWS FROM INVESTING ACTIVITIES

 Decrease in Due to Parent                          (149,968)
 Purchase of property and equipment                       -

   Net Cash Provided In Investing Activities        (149,968)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable

   Net Cash Used by Financing Activities          $      659

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      $      659

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                     2,000

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                      $    1,341
The accompanying notes are an integral part of these Pro Forma financial statements.

NOTE 1   PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Pro Forma financial statements have been prepared by the Company without audit, and represent the Forma Financial position and results of operations of the combined entities had the proposed merger of the Company?s subsidiary Digitran, Inc., a Utah corporation into Digitran Simulation Systems, Inc., an Arizona Corporation, occurred as of January 31, 2002. See Item 6, below for additional information regarding the proposed merger. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Pro Forma financial position at January 31, 2002 and the results of operations and cash flows for the year ended January 31, 2002 have been made. This transaction is expected to be complete by March 31, 2002.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 audited financial statements, the company?s latest filed 8-K, and definitive proxy statement filed on February 20, 2002. The Pro Forma results of operation for the year ended January 31, 2002 are not necessarily indicative of the operating results for the respective fiscal year.

                  PRO FORMA FINANCIAL STATEMENTS
                  DIGITRAN SYSTEMS, INCORPORATED
                     CONDENSED BALANCE SHEET
                           (Unaudited)
                         January 31, 2002

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

The accompanying notes are an integral part of these financial statements.

                  PRO FORMA FINANCIAL STATEMENTS
                  DIGITRAN SYSTEMS, INCORPORATED
              Consolidated Statements of Operations

                                               For the Year Ended
                                                January 31, 2002

REVENUES                                                   $          0

OPERATING COSTS                                                       0

GROSS MARGINS                                                         0

 Selling, general and administrative                                  0

OPERATING LOSS                                                        0
 Other Income (expense)
  Interest                                                            0
  Gain on disposal of assets                                          0

NET INCOME (LOSS) from Discontinued Operations                  302,064

NET INCOME (LOSS) before Extraordinary Item
  Valuation Credit on Merger (See Pro Forma Note 2)        $  3,388,416
  Utilization of Net Operating Loss Carry-forward            (3,388,416)
   Extraordinary Item net of tax                                      0

NET INCOME (LOSS) before taxes                             $   (302,064)

BASIC GAIN (LOSS) PER SHARE

 Pro Forma Continuing operations                           $        0.01
 Pro Forma Extraordinary Item                                      (0.00)

WEIGHTED AVERAGE SHARES OF COMMON STOCK                       23,410,857
The accompanying notes are an integral part of these financial statements

                  PRO FORMA FINANCIAL STATEMENTS
                  DIGITRAN SYSTEMS, INCORPORATED
              Consolidated Statements of Cash Flows

                                          For the Year Ended
                                          January 31,2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (loss)                        $     302,064
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Gain on sale of Divisions                    (377,564)
  Issuance of Common Stock for Services          10,000
 Changes in operating assets and liabilities:
  Increase in accounts payable and other
   current liabilities                           65,500

   Net Cash Used In Operating Activities              -

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                   -

   Net Cash Provided In Investing Activities          -

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                          -
 Payments on notes payable                            -
 Issuance of common stock                             -

   Net Cash Used by Financing Activities  $           -


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                              $           -
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                    -

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                              $           -

The accompanying notes are an integral part of these financial statements

NOTE 1   PRO FORMA CONDENSED FINANCIAL STATEMENTS

     The accompanying Pro Forma financial statements have been prepared by the Company without audit, and represent the Pro Forma financial position and results of operations of Digitran Systems, Incorporated assuming its subsidiary, Digitran, Inc.?s (a Utah corporation) merger with Digitran Simulation Systems, Inc. (an Arizona corporation) were effective as of January 31, 2002. See Item 6, below for the status of the Merger. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 31, 2002 and the results of operations and cash flows for the nine month period ended January 31, 2002 have been made.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed Pro Forma financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 audited financial statements. The Pro Forma results of operation for the period ended January 31, 2002 are not necessarily indicative of the operating results for the respective full year.


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

DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY


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

ITEM 4 Submission of Matters to a Vote of Security Holders

     See Item 6: Exhibits and reports on Form 8-K. (See also filed definitive proxy statement filed February 20, 2002.)

ITEM 5 Other

     None

ITEM 6 Exhibits and reports on Form 8-K, filed since the April 30, 2001 10-K.

     The following was reported on Form 8-K:

Item 5. Other Events.

The Registrant deems the following information to be of importance to security holders:

The Board of Directors of Digitran Systems, Incorporated has resolved to call a Special Meeting of Shareholders where it will seek to have the majority of voting shares of the Company consider the following items:

  A. To approve an Agreement and Plan of Merger by and between the Company and TradinGear.com, Incorporated, a Delaware corporation ("TradinGear"), whereby TradinGear will merge with DSI Acquisition, Inc., a wholly owned subsidiary of the Company,
  B. To approve the issuance of approximately 19,154,309 shares of the Company's Class A common stock (ultimately to be distributed to the shareholders of TradinGear) to DSI Acquisition, Inc. after giving effect to a reverse stock split on a twenty-one to one share basis,
  C. To approve changing the name of the Company to "TG FIN Holdings, Inc." and the address of the Company in accordance with the desires of the acquisition target,
  D. To approve the merger of Digitran, Inc., a Utah corporation, the Company's wholly-owned subsidiary, with Digitran Simulation Systems,

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

The Board of Directors has given its approval to the Agreement and Plan of Merger with TradinGear subject to approval by a majority of voting shareholders in accordance with the bylaws of the Company and the laws of
Delaware.   It is anticipated that the transaction and all related
transactions will close on or before March 31, 2002.

TradinGear is a company specializing in software solutions to facilitate online trading of securities. TradinGear is currently focused on the financial services and brokerage industry but plans to expand into other areas of the financial industry with its cutting edge technological products.

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

DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARY


                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Digitran Systems, Incorporated
                                   Registrant

Dated March 13, 2002          By:/s/Aaron Etra

                              By: Aaron Etra
                                 (Chairman)

                              By:/s/Gary Blum

                              By: Gary Blum
                                  (Director)

                              By:/s/Scott Lybbert

                              By: Scott Lybbert
                                  (Secretary)