Form 10KSB
period 2002-04-30
DIGITRAN SYSTEMS INC /DE
filed 2002-07-26
CIK 876134

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                __________
                                FORM 10-KSB
                 [x] Annual Report Under Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended April 30, 2002

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


     State Issuer's revenues for its most recent fiscal year: 2002 -
$-0-.

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,293,360 at April 30, 2002, computed at the closing quotation for the Registrant's common stock of $0.06 as of April 30, 2002

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at July 26, 2002 there were 24,349,699 shares of the Registrant's Common Stock, 2,000,000 shares of Class B Common Stock, and 50,500 shares outstanding of 8% Cumulative Preferred Stock outstanding.

Transitional Small Business Disclosure Format (Check one):Yes[  ]No [X]


Documents Incorporated by reference:      None

                                    PART I

ITEM 1  DESCRIPTION OF BUSINESS

History

      Digitran Systems, Incorporated ("DSI") is a holding company, incorporated under the laws of Delaware in 1985. DSI conducted all of its business operations through its wholly owned subsidiary, Digitran, Inc. ("DI"), until April 29, 2002. DI was originally formed under the laws of the state of Louisiana in 1979, and later reincorporated under the laws of the state of Utah in 1982. When DI became the operating subsidiary of DSI, it possessed technology in Petroleum Drilling Simulation hardware and software. Subsequently, DI developed similar simulation hardware and software products for Crane Operations and Truck Driving Operations. In its product lines, Digitran became the worldwide market leader, and still has an overwhelming lead in installations.

      In November 1999, DI entered into an agreement to sell the rights to market its Crane and Truck divisions, although not all of the Agreements' provisions were satisfied until December 30, 2001. Also, on April 29, 2002, DSI spun-off DI, by exchanging 100% of the shares of DI, along with the Petroleum Drilling Simulation business, installation base, customers, assets and liabilities for a 9% investment in the acquirer.

      DSI will be seeking shareholder approval by way of a Definitive Proxy, shareholder meeting and shareholder vote with respect to the potential acquisition of a new operating company. Since the proposed transaction is a reverse merger, the transaction will potentially involve a change in any or all of the following: controlling shareholders, management, business, Board of Directors, external auditors, transfer agent, yearend, business name or address. As used in "ITEM 1 DESCRIPTION OF BUSINESS" the term "Company" refers to the combined operations of Digitran Systems, Incorporated and Digitran, Inc. unless the reference is specific to the year ending date of April 30, 2002 in which case, only Digitran Systems, Incorporated (DSI) is referred.


The Company

      Digitran Systems, Incorporated ("the Company"), as of April 30, 2002, had no operating business to describe, except to indicate that it is a holding company with minimal assets and liabilities, and has the purpose of acquiring an operating company. Since it is a holding company, momentarily without an operating subsidiary, it is presented in the financial statements for the current year as a development stage company. The results of operations for the years ended April 30, 2002 and 2001 are presented as those from the discontinued operations of Digitran, Inc. An extraordinary gain was recognized in the current year upon completion of the disposition of Digitran, Inc.

      Digitran, Inc. primarily develops, manufactures and markets simulator training systems which are used to train personnel in the petroleum drilling simulation industry. The Company began marketing its first simulator training systems in 1979 and currently markets a variety of simulator training systems for petroleum operations.

Going Concern Qualification

      The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. For the year ended April 30, 2002 the "going concern" assumption is qualified due to the Company's current financial condition, the Company's inability to achieve and sustain profitable operations in recent years, and because it momentarily has no operating subsidiary.

Description of the Business:

      The following captions apply to the business of Digitran, Inc., previously discontinued and disposed of. Since Digitran, Inc. was part of the Company for most of the year ended April 30, 2002, Digitran, Inc. and its operations and policies are described herein, even though it is currently operating under new ownership and management:

      Existing Simulator Training Systems

      The simulator training systems generally consist of an instructor's console; various student consoles; visual, motion and sound subsystems; cab controls and instrumentation; hardware interface computers and main simulation computers. The entire set of mechanical, electronic and computer subsystems are controlled by the operating system and simulation software. The simulators are designed and manufactured by Digitran engineers to appear, feel and work like the real-world equipment that is being simulated. Training simulators provided safer, more frequent and more diverse training opportunities than actual equipment, and at a lower cost and risk.

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

      The crane simulation systems provide customers with simulation equipment that can be tailored to the various specific needs of each customer. The cab enables users to simulate many different kinds of cranes with the same system. The universal cab features interchangeable control panels designed to closely resemble crane controls.

      Included within the simulation experience is the capability to modify and complicate a scenario so that it resembles actual working conditions. The crane operations simulator training systems were designed to give the trainee hands-on experience in picking up and moving cargo loads under varying normal, abnormal and emergency conditions and to develop the hand-eye coordination needed to operate a large crane. Once a trainee completes a simulation scenario, the computer analyzes his performance and generates a printed summary for review.

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






      Truck Simulation Systems.

      The Company developed a truck simulator for use in training drivers in varying types of truck use, from mining and over-the-road hauling using single, double, triple and tanker trailers, to localized applications such as those found within ports, terminals and airports. The truck simulator consists of a truck cab, motion base, projection screen and instructor's console similar to those found in the Company's crane simulation systems.

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

      Sales

      The Company had no revenues for the year ended April 30, 2002.

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


      Significant Customers

      During the fiscal years ended April 30, 2002 and 2001, net sales to the following customers accounted for more than 10% of the Company's sales:

                                       2002          2001
      University of Kuwait              -0-         74,185
      Port of Singapore                 -0-         25,461


The Company's significant customers usually changed from year to year.

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

      Research and Development

      For fiscal years ended April 30, 2002 and 2001, the company spent no resources on Research and Development, due to economic restraints. All sales were of existing products or contracts.

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

      Employees

      As of April 30, 2002, the Company had no full-time employees and no part time employees. Work performed on behalf of the Company, is done by shareholders and professional service providers at the request of the Board of Directors. As of April 30, 2001, the Company had no full-time and 4 part-time employees. The previous Chairman, President, CEO, CFO and only full-time employee during the fiscal year ended April 30, 2001, Ms. Loretta Trevers, passed away on April 27, 2001. In addition, the Company utilized several sales agents on a commission basis and engaged various consultants. The Company is not a party to any collective bargaining agreements.

ITEM 2  DESCRIPTION OF PROPERTY

      As of April 30, 2002 the company had no tangible assets and no real property.


ITEM 3  LEGAL PROCEEDINGS

      The former operating subsidiary of the Company, Digitran, Inc., a Utah corporation, had incurred all the Company's operating expenses. Digitran Systems, Incorporated, as a stand-alone entity has never operated, but did guarantee loans from certain financial institutions. As of December 31, 2001, all such guarantees or obligations had been satisfied.

      In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. As of July 26, 2002 there were no known claims asserted or threatened against Digitran Systems, Incorporated, except for nominal (<$50,000) merger related expenses, the payment of which is contingent upon approval and consummation of the merger transaction.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The last annual meeting of the shareholders of the Company was held on February 29, 1996. The results of this meeting were duly reported in Form 10-KSB as filed for the year ended April 30, 1996. Because the cost of the annual meeting was considered to be prohibitive in view of other cash requirements, the Company elected not to have an annual meeting in each year since 1996. Approval of the potential merger with a new operating company will be submitted to the shareholders for a vote at a shareholder's meeting, when appropriate. See also ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS-Plan of Operations and Management's Future Plans.

                                   PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information

Market information for the stock symbol of DGTS (listed on the OTC Bulletin Board) follows:

                                    2002                       2001

                              High          Low             High    Low

1st  Quarter                  3/64          1/128           9/64   1/24

2nd  Quarter                  5/64          1/64            1/10   1/32

3rd  Quarter                  3/32          1/128           1/32   1/256

4th  Quarter                  1/16          3/64            1/64   1/256


Shareholders

      As of April 30, 2002, the Company had 779 record holders of its Common Stock and 3 record holder of its Class B Common Stock as well as 12 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent.

Dividends

      The Company had not paid any dividends on its Common Stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future on the Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. In addition, as noted below, the Company is in arrears in the payment of dividends on its Preferred Stock. Dividends are not payable on any other class of stock ranking junior to such Preferred Stock until the full cumulative dividend requirements of the Preferred Stock have been satisfied.

      Holders of Preferred Stock are entitled to receive cumulative dividends at the annual rate of 8% per annum on the stated value of the stock designated at $7.00 per share, payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993 resulting in dividends in arrears of approximately $266,400 as of April 30, 2002 and $239,100 as of April 30, 2001. Dividends on Preferred Stock cannot be paid as long as there exists an Accumulated Deficit. Given the amount of the Accumulated Deficit, it is not likely that Dividends will be allowed for several years. Therefore, the Company has offered, and most shareholders have agreed, to convert the preferred shares into common shares under the belief that the share price of common stock would recover its value and exceed the continued accrual of dividends on Preferred Stock.

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

Management's Discussion

      For several years now, the company had been unsuccessful in achieving profitable operations, generating cash from operations or attracting sufficient equity or debt financing to sustain its then current level of operations. Consequently, the company was finally compelled to drastically reduce its work force, sell its assets and settle its debts in any way possible, including conversion of debt into the company's stock.

      Ultimately, the company disposed of its operating unit, Digitran, Inc. and is searching for another operating company to acquire, which is most likely to be accomplished in a reverse merger.

Liquidity and Capital Resources

      The company has virtually no liquidity nor the ability to borrow (short term or long term) based upon its assets or capital resources. The company's ability to attract loans secured by sales contracts was also exhausted. Therefore, in fiscal 2002, no cash was generated through operations or borrowings.

      During the fiscal year ended April 30, 2002, cash of $107,500 was contributed to the company: $70,000 was received from shareholders and $37,500 was received by a potential reverse merger candidate. Payments toward notes payable were $2,500.

      The company has the potential to begin generating cash through operations once it has successfully merged with an operating company. However, the company's ability to do so is subject to the effects and risks of: competition, product demand, rapidly changing technology, world-wide economic conditions, market acceptance of the target operating company's products, etc.

      There were no capital expenditures or investments in either fiscal year 2002 or 2001.


Plan of Operations and Management's Future Plans

      Management is actively pursuing a reverse merger transaction, which is expected to be presented to shareholders by Definitive Proxy, in the very near future.

Proposed Reverse Merger

      The proposed reverse merger with Tradingear.com, Inc. is summarized below. Full details will be included with the Definitive Proxy to be filed with the SEC and subsequently presented to shareholders. The following is subject to shareholder approval:

     A. The existing Class A Common shares, numbering 24,349,699 will be reverse split on a 21 to 1 basis;
     B. The existing Class B Common shares, numbering 2,000,000 will be exchanged for Class A Common shares and be reverse split on a 20 to 1 basis.
     C. The company will create a new wholly-owned subsidiary, named Digitran Acquisitions, Inc., which will merge with Tradingear.com, Inc.
     D. The shareholders of Tradingear.com, Inc. have approximately 19,630,000 shares issued and outstanding. After the company executes the reverse split of the Digitran Systems, Incorporated shares, the Tradingear.com, Inc shareholders will own approximately 94% of the Company.
     E. The company will then change its name, corporate location, Board of Directors, external auditors and stock symbol. The company will no longer be in the simulation software business, but in the brokerage software business (the business of Tradingear.com, Inc.) and will be managed by the officers of Tradingear.com, Inc.

Spin-off of Digitran, Inc.

      A condition precedent to the Merger with Tradingear.com, Inc., was the spin-off of Digitran, Inc., which was accomplished in a Share Exchange transaction effective April 29, 2002. This transaction is detailed in the discussion below:

      The company exchanged 1,000 shares (100%) of the stock of Digitran, Inc., a Utah corporation to Digitran Simulation Systems, Inc. ("DSSI"), an Arizona Corporation for 90 shares (9%) of DSSI. On July 16, 2002, DSSI completed its obligations for the closing of the transaction by recording the Share Exchange Agreement with the State of Arizona, after representatives of each company physically exchanged share certificates on July 6, 2002. The Share Exchange Agreement, dated April 15, 2002 calls for an effective date of April 29, 2002, irrespective of the date of the actual share exchange. Therefore, the disposition of Digitran, Inc. is reflected in the Company's financial statements for the year ended April 30, 2002.

      Digitran, Inc. was the Company's operating subsidiary or division and held the Petroleum Drilling Simulation Systems (software) business. Although this subsidiary had nominal physical assets with no recorded book value at the time it entered into the Share Exchange Agreement, it maintained a worldwide lead in customer base and installations as well as the value of the Digitran Trade name, which is still recognized on a worldwide basis. The Board of Directors also felt an obligation to the division's customers to seek a manner in which the division could continue to service the needs of the customers and the marketplace that Digitran, Inc. had created. Included in the exchange of 100% of the shares of Digitran, Inc, the Company transferred its Petroleum drilling Simulation Systems Business, history, installation base, customers, software, trade name, source code, assets and liabilities. The assets at the time of the exchange were carried at zero ($-0-) value and the related liabilities were approximately $3.3 million.

      The principals of DSSI are related parties to Digitran Systems, Incorporated. They are the heirs and in-laws of Ms. Loretta Trevers. Ms Trevers was the former (and now deceased) Co-founder, Chairman, CEO, CFO, and controlling shareholder of Digitran Systems, Incorporated. As such, they are familiar with the adverse financial condition of Digitran, Inc. and best prepared to overcome the problems facing this division and to continue operations. They are represented in Management of DSSI through Stuart Reeves, a former son-in-law to Ms. Trevers. The heirs of Ms. Trevers are also the controlling shareholders in Digitran Systems, Incorporated, although, under the provisions of a proposed Merger Transaction, reported previously on Form 8-k on November 11, 2001, they would exchange their control position with the principals of Tradingear.com, Inc., the reverse merger candidate for Digitran Systems, Incorporated.

      Although not expected, should the Merger with Tradingear.com., Inc. not be completed, the company's management will continue to entertain all viable potential alternatives to provide creditor satisfaction and shareholder value including, but not limited to: mergers, acquisitions, reverse acquisitions, joint ventures, debt-restructures, spin-offs, realization of the company's intangible assets or value, etc. Alternatives will continue to be distinguished and favored based upon how well it provides for the existing creditors and shareholders.

Management's Discussion and Analysis of the Results of Operations 2002 vs. 2001. Results of Operations:

      The Company has reported its operations as Discontinued Operations for the past two years. Therefore, no Revenues or Operating Expenses have been reported on the Statement of Operations. As reported in Note 10: DISCONTINUED
OPERATIONS: revenues for the year ended April 30, 2002 declined 100% from the $99,646 reported for fiscal year ended April 30, 2001, because there were no revenues for fiscal year 2002. Consequently, there were no Cost of sales for 2002, also a 100% decline from the prior year's amount of $87,923. The company did receive capital contributions of $107,500 during fiscal year 2002 and spent virtually all of it on legal and accounting fees, debt settlements, the resolution of outstanding obligations of Digitran Systems, Incorporated and on the normal recurring expenses associated with maintaining a public company. In addition, 1,000,000 shares of the company's stock, valued at $20,000 were issued for services. Selling, general and administrative expenses decreased to approximately $124,500 from approximately $589,000, or 79% due primarily to the settlement of a lawsuit in which Digitran, Inc. and the purchaser of the Crane and Truck divisions of Digitran, Inc. were jointly seeking damages against a former contractor, for alleged contract violations. Legal fees for that action alone were approximately $250,000. Also, Ms. Loretta Trevers was a full-time employee in fiscal 2001, conducting selling, general and administrative functions for the company while it was still generating revenues. Compensation charged to Ms. Loretta Trevers for fiscal year 2001 was approximately $82,000. Ms. Trevers passed away on April 27, 2001.

      The company has liberally and generously accrued interest on all outstanding obligations, including accounts payable and accrued liabilities. This is why accounts payable and accrued liabilities have increased steadily over the years and seemingly beyond the company's ability to incur. This interest was accrued on all debt instruments at their stated rates, as well as on all accrued liabilities and accounts payable at an imputed rate of 8%-- whether or not such interest was charged by the creditor. For the fiscal years ended April 30, 2002 and 2001, the interest accrued on outstanding obligations was approximately $276,000, and 130,586, respectively. The amount for fiscal year 2002 is significantly greater than the previous year because this was the first year in which additional interest was accrued for certain accrued liabilities.

      The company recorded two extraordinary gains during the fiscal year ended April 30, 2002. The first was for the forgiveness of debt arising out of settlement of the sale of the Crane and Truck divisions of Digitran, Inc. This sale was originated in November of 1999 and completed in December of 2001. The gain was recognized on a cash basis, as the ultimate resolution and amounts were uncertain and contingent upon events then future to the date of the Agreement. The Agreement called for the purchaser to pay certain liabilities on behalf of the Company in exchange for the rights to the Crane and Truck divisions of Digitran, Inc. In December of 2001, the purchaser and Digitran, Inc. signed mutual waivers of claims arising out of the original agreement, in which certain debts of Digitran were forgiven and certain obligations of the purchaser were forgiven. This was a non-cash transaction. In addition, a small loan was settled for $2,500 in cash whereby $9,006 of interest and principal was forgiven. Therefore, a total gain of $446,065 on the forgiveness of debt was recorded during fiscal year ended April 30, 2002.

      The second extraordinary gain recorded by the company was for the disposal (spin-off) of Digitran, Inc., the company's operating subsidiary. The Company exchanged 100% of its shares of Digitran, Inc., a Utah corporation, along with the Petroleum Drilling Simulation business, installation base, customers, assets and liabilities for a 9% investment in the acquirer, Digitran Simulation Systems, Inc., an Arizona corporation. Even though Digitran Inc.'s Petroleum division is recognized as the worldwide leader in customer base and installation base, at the time of the exchange, the company carried its assets at zero ($-0-) book value, yet it was encumbered with $3.3 million in debt. Consequently, upon disposition of the subsidiary, the company booked a gain on disposition of subsidiary of $3,370,905. This was also a non-cash transaction. No element of this transaction occurred during fiscal year 2001.

     ITEM 7  FINANCIAL STATEMENTS

     The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

                    DIGITRAN SYSTEMS, INCORPORATED
                 (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS

                         April 30, 2002

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS

                         April 30, 2002

                        C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Operations . . . . . . . . . . . . . . . . . . .  5

Statements of Shareholders' (Deficit). . . . . . . . . . . . .  6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  7

Notes to the Financial Statements. . . . . . . . . . . . . . .  8

                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Digitran Systems, Incorporated
Paradise, Utah

We have audited the balance sheet of Digitran Systems, Incorporated (a development stage company) as of April 30, 2002, and the related statements of operations, shareholders' (deficit), and cash flows for the years ended April 30, 2002 and 2001 and from inception of the development stage on May 1, 2001 through April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digitran Systems, Incorporated (a development stage company) as of April 30, 2002, and the results of its operations and its cash flows for the years ended April 30, 2002 and 2001 and from inception of the development stage on May 1, 2001 through April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses, and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/S/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
July 2, 2002

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
                         Balance Sheet

                             ASSETS

                                                            April 30,
                                                               2002

CURRENT ASSETS

 Restricted cash                                        $     5,233
                                                        -----------
  Total Current Assets                                        5,233
                                                        -----------
  TOTAL ASSETS                                          $     5,233
                                                        ===========

            LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                       $    17,841
                                                        -----------
  Total Current Liabilities                                  17,841
                                                        -----------
SHAREHOLDERS' (DEFICIT)

 Preferred stock, $0.01 par value: 1,000,000 shares
  authorized, 50,500 shares issued and outstanding,
  (entitled to one-tenth vote per share)                        506
 Common stock, $0.01 par value: 25,000,000 shares
  authorized, 24,349,699 shares issued and outstanding
  (entitled to one-tenth vote per share)                    243,497
 Class B common stock, $0.01 par value: 5,000,000 shares
  authorized, 2,000,000 shares issued and outstanding
  (entitled to one vote per share)                           20,000
 Additional paid-in capital                              10,533,928
 Deficit accumulated prior to the development stage     (14,226,988)
 Retained earnings accumulated during development stage   3,416,449
                                                        -----------
  Total Shareholders' (Deficit)                             (12,608)
                                                        -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)         $     5,233
                                                        ===========

The accompanying notes are an integral part of these financial statements.

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
                    Statements of Operations

                                                                    From
                                                              Inception of the
                                                                Development
                                   For the years ended            Stage on
                                        April 30,               May 1, 2001 to
                                   2002           2001          April 30, 2002
REVENUES                             $        -   $        -   $           -
                                     ----------   ----------   -------------
OPERATING COSTS                               -            -               -
                                     ----------   ----------   -------------
OPERATING LOSS                                -            -               -
                                     ----------   ----------   -------------
OPERATING LOSS BEFORE
DISCONTINUED OPERATIONS                       -            -               -
                                     ----------   ----------   -------------
DISCONTINUED OPERATIONS

Loss from operations (Note 10)         (400,521)    (616,044)       (400,521)
Gain on disposal of subsidiary
  (Note 10)                           3,370,905            -       3,370,905
                                     ----------   ----------   -------------
Income (Loss) before extraordinary
 item                                 2,970,384     (616,044)      2,970,384
Gain in disposal of debt                446,065            -         446,065
                                     ----------   ----------   -------------
NET INCOME (LOSS)                     3,416,449     (616,044)      3,416,449
                                     ----------   ----------   -------------
OTHER COMPREHENSIVE INCOME (LOSS)

 Dividends on convertible preferred
  stock; unpaid                         (28,280)     (28,840)        (28,840)
                                     ----------   ----------   -------------
  Total Other Comprehensive Income
   (Loss)                            $3,388,169   $ (644,884)  $   3,387,609
                                     ==========   ==========   =============

BASIC INCOME (LOSS) PER SHARE

 Continuing operations               $    (0.00)  $    (0.00)
 Discontinued operations                  (0.02)       (0.03)
 Extraordinary                             0.16         0.00
                                     ----------   ----------
  Total Income (Loss) Per Share      $     0.14   $    (0.03)
                                     ==========   ==========
WEIGHTED AVERAGE SHARES OF COMMON
 STOCK                               23,883,447   22,500,947
                                     ==========   ==========

FULLY DILUTED INCOME (LOSS) PER SHARE
 Continuing operations                    (0.00)       (0.00)
 Discontinued operations                  (0.02)       (0.03)
 Extraordinary items                       0.16         0.00
                                     ----------   ----------
 Total income (loss) per fully
  diluted share                      $     0.14   $    (0.03)
                                     ==========   ==========
 FULLY DILUTED SHARES OF COMMON
  STOCK                              24,301,547   22,500,947
                                     ==========   ==========

 The accompanying notes are an integral part of these financial statements.

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
         Consolidated Statements of Shareholders' Deficit
           For the Years Ended April 30, 2002 and 2001
                                 Preferred Stock         Common Stock
                             Shares        Amount      Shares     Amount
Balance at April 30, 2000       53,650         537   22,487,174    224,872

Conversion of preferred
 shares                         (2,150)        (21)      22,659        227

Reversal of Class B
 issuance                            -           -            -          -

Shares issued for services           -           -      392,341      3,923

Shares issued for debt               -           -      445,525      4,455

Net loss for the year ended
 April 30, 2001                      -           -            -          -

Balance, April 30, 2001         51,500     $   516   23,347,699  $ 233,477

Shares issued for services           -           -    1,000,000     10,000

Contributed Capital                  -           -            -          -

Preferred shares converted
into common shares              (1,000)        (10)       2,000         20

Net income for the year
ended April 30, 2002                 -           -            -          -

Balance, April 30, 2002         50,500     $   506   24,349,699  $ 243,497

CONTINUED

         DIGITRAN SYSTEMS, INCORPORATED AND SUBSIDIARIES
         Consolidated Statements of Shareholders' Deficit
           For the Years Ended April 30, 2002 and 2001
                                   Class B          Capital in
                                Common Stock        Excess of   Accumulated
                              Shares    Amount      Par Value      Deficit
Balance at April 30, 2000   2,600,000      26,000    10,380,683   (13,610,944)

Conversion of preferred
 shares                             -           -          (206)            -

Reversal of Class B
 issuance                    (600,000)     (6,000)      (54,000)            -

Shares issued for services          -           -        35,311             -

Shares issued for debt              -           -        54,650             -

Net loss for the year ended
 April 30, 2001                     -           -             -      (616,044)

Balance, April 30, 2001     2,000,000  $   20,000   $10,416,438  $(14,226,988)

Shares issued for services          -           -        10,000             -

Contributed Capital                 -           -       107,500             -

Preferred shares converted
into common shares                  -           -           (10)            -

Net income for the year
ended April 30, 2002                -           -             -     3,416,449

Balance, April 30, 2002     2,000,000  $   20,000   $10,533,928  $(10,810,539)

The accompanying notes are an integral part of these consolidated financial statements.

                  DIGITRAN SYSTEMS, INCORPORATED
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                    From
                                                              Inception of the
                                                                Development
                                   For the years ended            Stage on
                                        April 30,               May 1, 2001 to
                                   2002           2001          April 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                   $ 3,416,449  $(616,044)     $ 3,416,449
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
    Gain on forgiveness of debt         (446,065)         -         (446,065)
    Gain on disposal of subsidiary    (3,370,905)         -       (3,370,905)
    Gain on reversal of stock                  -    (60,000)               -
    Issuance of common stock for
      services                            20,000     39,234           20,000
 Changes in operating assets and
 liabilities:
    Decrease in accounts receivable            -     74,770                -
    Increase in accounts payable and
      other current liabilities          280,413    532,382          280,413
                                     -----------  ---------      -----------
   Net Cash Used In Operating
   Activities                           (100,108)   (29,658)        (100,108)
                                     -----------  ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES           -          -                -
                                     -----------  ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on notes payable                (2,500)    (6,000)          (2,500)
 Contributed Capital                     107,500          -          107,500
                                     -----------  ---------      -----------
   Net Cash Provided (Used) by
   Financing Activities                  105,000     (6,000)         105,000
                                     -----------  ---------      -----------
NET INCREASE (DECREASE) IN CASH            4,892    (35,658)           4,892

CASH AT BEGINNING OF YEAR                    341     35,999              341
                                     -----------  ---------      -----------
CASH AT END OF YEAR                  $     5,233  $     341      $     5,233
                                     ===========  =========      ===========

The accompanying notes are an integral part of these financial statements.

                  DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
                Notes to the Financial Statements
                     April 30, 2002 and 2001


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        History and Business Activity

        Digitran Systems, Incorporated (the Company) was formed under the laws of the State of Delaware in March 1985 as Mark, Inc. The Company began business operations in September 1985 when it acquired all the outstanding shares of Digitran, Inc., and the Company changed its name to Digitran Systems, Incorporated. In 1992, Digitran, Inc. introduced a digital petroleum well pressure control simulator training system. In addition, Digitran, Inc. has developed crane training simulation systems for the construction and maritime crane industries and a truck driving training simulation system. In 1999, the Company started Digital Simulation Systems, Inc., (DSSI) a 95%-owned subsidiary. During the year ended April 30, 2000, the Company disposed of all of its fixed assets and operations except for its petroleum services operations. Essentially, the Company discontinued its operations. For the year ended April 30, 2002, the Company is considered a development stage company. All prior activity has been reclassified as discontinued operations.

        On May 1, 2001, the Company relinquished its rights in DSSI to a related party. At that time, DSSI had no assets, liabilities, or operations. During April 2002, the Company entered into a stock exchange agreement with the new owners of DSSI in which they would exchange all the issued and outstanding shares of Digitran, Inc. for 90 shares of common stock in DSSI. Digitran, Inc. had rights to the petroleum division which were being carried at a book value of $ -0-and liabilities with a book value of approximately $ 3.3 million.

        Going Concern

        The Company has suffered recurring losses from operations and has a shareholders' deficit of approximately $12,600 as of April 30, 2002. The Company plans to merge with an existing operating company.
        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

        The Company continues to rely on the sale and exchange of its securities to fund its operations.

        Cash

        At April 30, 2002, the Company's attorney held $5,233 in an attorney's trust account to be used for Company operating expenses. This amount has been classified as restricted as the Company does not have immediate access to or control over the funds.

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
               Notes to the Financial Statements
                    April 30, 2002 and 2001


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue Recognition

        The Company recognizes revenue on the manufacture and sale of computer driven simulation equipment. Sales may also be generated through contractual agreements between the company and their customers which require the Company to manufacture the product and/or customize some of the software applications for specific training scenarios. Where the Company is required to develop and manufacture a simulator, the Company contracts with other entities to complete the project. As of April 30, 2002 and 2001, there were no significant contracts in progress.

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

        Basic Loss Per Share

        Basic loss per common share is based on net loss after preferred stock dividend requirements and the weighted average number of common shares outstanding, including Class B common stock, during each year after giving effect to stock options considered to be dilutive common stock equivalents, determined using the treasury stock method. The weighted-average number of shares of common stock used to compute the basic earnings (loss) per share was increased by 418,100 shares for the year ended April 30, 2002 for the assumed exercise of stock options in computing the diluted per-share data. Shares issuable upon exercise of stock options were not included in computing the diluted per-share data for the year ended April 30, 2001, because to do so would be anti-dilutive.

                     DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
               Notes to the Financial Statements
                    April 30, 2002 and 2001


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2- NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

        During the years ended April 30, 2002 and 2001, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was not significant.

NOTE 3 - CAPITAL STOCK

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

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
               Notes to the Financial Statements
                    April 30, 2002 and 2001


NOTE 3 -  CAPITAL STOCK (Continued)

        The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of April 30, 2002, there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears for 2002 and 2001 of approximately $266,400 and $239,100 respectively, or $5.27 and $4.64 per share, respectively. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at a stated rate of one share of common stock for each preferred share converted. From time to time, shareholders have exercised this and various other conversion features offered by the Company. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

NOTE 4 -  INCOME TAXES

        The income tax benefit differs from the amount computed at federal statutory rates as follows:
                                               For the Years Ended
                                                    April 30,
                                                 2002        2001


        Income tax benefit (expense) at
            statutory rate                    $ (1,305,851) $   234,097
        Change in valuation allowance                    -     (234,097)
        Benefit of operating loss carryforward   1,305,851            -
                                              ------------  -----------
                                              $          -  $         -
                                              ============  ===========

        Deferred tax assets (liabilities) are comprised of the following:

                                                 For the Years Ended
                                                     April 30,
                                                2002           2001
        Net operating loss carryforward       $  3,738,491  $ 5,044,342
        Valuation allowance                     (3,738,491)  (5,044,342)
                                              ------------  -----------
                                              $          -  $         -
                                              ============  ===========

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
               Notes to the Financial Statements
                    April 30, 2002 and 2001


NOTE 4 -  INCOME TAXES (Continued)

        At April 30, 2002, the Company has a net operating loss carryforward available to offset future taxable income of approximately $10,800,000, which will begin to expire in 2008. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 5 -  SUPPLEMENTAL CASH FLOW INFORMATION

        Non-Cash Financing Activities
                                                For the Years Ended
                                                      April 30,
                                                  2002          2001


          Issuance of stock for services         $   20,000  $   39,234
          Common stock issued for payment of debt         -      59,105
                                                 ----------  ----------
                  Total                          $   20,000  $   98,339
                                                 ==========  ==========

        During the year ended April 30, 2001, the Company converted 2,150 shares of preferred stock to 22,659 shares of common stock in accordance with the preferred stock conversion feature.

                                                For the Years Ended
                                                      April 30,
                                                  2002          2001

          Interest paid                          $        -  $      734
                                                 ==========  ==========
          Income taxes paid                      $        -  $        -
                                                 ==========  ==========

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
               Notes to the Financial Statements
                    April 30, 2002 and 2001


NOTE 6 -  MAJOR CUSTOMERS AND EXPORT SALES

        Sales to major customers which exceeded 10% of net sales are as follows: Their sales have been reclassified as part of the discontinued operations (Note 10)

                                                For the Years Ended
                                                      April 30,
                                                  2002          2001

          University of Kuwait                   $        -  $   74,185
          Port of Singapore                      $        -  $   25,461


        Export sales to unaffiliated customers were as follows:

                                                For the Years Ended
                                                      April 30,
        Region                                    2002          2001

        Asia                                     $        -  $   25,461
        Middle East                                       -      74,185
                                                 ----------  ----------
                                                 $        -  $   99,646
                                                 ==========  ==========
NOTE 7 -  STOCK OPTIONS AND WARRANTS

        Information regarding the Company's stock options and warrants are summarized below:

                                                             Weighted
                                              Number of       Average
                                             Options and    Option Price
                                              Warrants       Per Share

        Outstanding at April 30, 2001          1,225,805    $    0.81
        Granted                                        -            -
        Exercised                                      -            -
        Expired or canceled                     (807,705)        0.84
                                              ----------    ---------
        Outstanding at April 30, 2002            418,100    $    0.76
                                              ==========    =========

        Options and warrants exercisable at April 30, 2002 and 2001 were 418,100 and 1,225,805, respectively.

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
               Notes to the Financial Statements
                    April 30, 2002 and 2001


NOTE 8 -  COMMITMENTS AND CONTINGENCIES

        In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. Management believes that the amount, if any, that may result from these claims, will not have a material adverse affect on the financial statements.

        Digitran, Inc, (the wholly owned subsidiary) has not filed any federal quarterly payroll withholding reports to the IRS since March of 1998. Digitran, Inc. has accrued the tax withholding liability for these reports and has estimated and accrued related penalties and interest. These accrued and accumulated payroll tax amounts will be a continuing liability of the corporation until fully paid. It is the intent of Digitran, Inc. to pursue a workable payment schedule with the appropriate taxing authorities until fully current. On April 15, 2002 the Company disposed of Digitran, Inc. (See Note 1). Consequently it is uncertain what, if any, action the IRS may pursue regarding the collection of these taxes.

        In April 2002 the Company disposed of its subsidiary operations and all related assets and liabilities to Digitran Simulation Systems, Inc. (See Note 10).

NOTE 9 -  SUBSEQUENT EVENTS

        The Company is negotiating the terms of an agreement whereby the Company would form a new subsidiary in order to complete a reverse merger with an operating company.

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
               Notes to the Financial Statements
                    April 30, 2002 and 2001


NOTE 10 - DISCONTINUED OPERATIONS

        On April 15, 2002, the board of directors elected to dispose of Digitran, Inc. The following is a summary of the loss from discontinued operations resulting from the elimination of the operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                                                  For the Year Ended
                                                     April 30,
                                                2002              2001

        NET SALES                            $          -   $  99,646

        COST OF SALES                                   -      87,923
                                             ------------   ---------
        GROSS PROFIT                                    -      11,723
                                             ------------   ---------
        EXPENSES

        Selling, general and administrative
            expenses                              124,517     588,848
        Depreciation and amortization                   -           -
                                             ------------   ---------
        Total Expenses                            124,517     588,848
                                             ------------   ---------
        LOSS FROM OPERATIONS                     (124,517)   (577,125)
                                             ------------   ---------
        OTHER INCOME (EXPENSE)

        Interest expense                         (276,004)   (130,586)
        Gain on disposal of assets                      -      91,667
                                             ------------   ---------
        Total Other Income (Expense)             (276,004)    (38,919)
                                             ------------   ---------
        LOSS BEFORE INCOME TAXES                 (400,521)   (616,044)

        INCOME TAX BENEFIT                              -           -
                                             ------------   ---------
        NET LOSS                             $   (400,521)  $(616,044)
                                             ============   =========

        As part of the disposal of Digitran, Inc., the Company recognized a gain on disposal of $3,370,905 which related to liabilities being transferred to Digitran Simulation Systems, Inc.

    ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None


                             PART III

    ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

         The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    Aaron Etra                 61             Chairman, Director

    Gary Blum                  61             Director

    Quentin Casperson          53             President

    Scott Lybbert              44             Corporate Secretary

         Directors are elected at the Annual Meeting of Shareholders and serve until their successors have been elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors and serve until their successors have been elected and qualified. All persons held the same position with Digitran, Inc. and Digitran Systems, Incorporated, until April 29, 2002. As of that date, all the officers listed above have resigned their positions with Digitran, Inc.

         Loretta P. Trevers was one of the original founders of the Company in 1979. She served as President and CEO from March of 1994 and as Chairman of the Board since 1985. She had been a trustee for the Utah Information Technology Association since 1990. Ms. Trevers passed away on April 27, 2001. Before passing away, she authorized her voting power to be used to appoint Aaron Etra, a then existing Director, as Chairman of the Board.

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

         Gary Blum was appointed director of the Company in October 1994. Mr. Blum is the principal of the Law offices of Gary Blum, Los Angeles, California, which he founded in June 1988. Mr. Blum received an MBA and JD from the University of Southern California in 1978. Mr. Blum received no compensation for the years ended April 30, 2002 or 2001.

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

        None

    Payments of approximately $-0- and $82,000 were charged to Ms. Loretta Trevers during fiscal year ended April 30, 2002 and 2001, respectively. Also, no amounts were owed to her or from her, as of either April 30, 2002 or 2001.

     Aaron Etra received 75,000 shares as compensation for his duties as Chairman of the Board in fiscal year 2002.

    Other Items

         There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended April 30, 2002 by any Named Executive Officer. However, Scott Lybbert forfeited his unexercised options to facilitate potential reverse merger transactions. The following table represents outstanding options by officers of the Company:


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
 Name       on Exercise (#) Value Realized($)Unexercisable  Unexercisable


    Aaron Etra
    (Chairman, Director)
       2002    -0-               -0-                   0/0     $0/0
       2001    -0-               -0-                   0/0     $0/0

    Gary Blum
    (Director)
       2002    -0-               -0-                   0/0     $0/0
       2001    -0-               -0-                   0/0     $0/0

    Quentin Casperson
    (President)
       2002    -0-               -0-                   0/0     $0/0
       2001    -0-               -0-                   0/0     $0/0

     Scott Lybbert
     (Corporate Secretary)
       2002    -0-               -0-                   0/0     $0/0
       2001    -0-               -0-             150,000/0     $0/0



    Director Compensation

         At the discretion of the Chairman of the Board, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on market value on the first trading day in January of the year could be granted to each currently serving Director. No options were granted during the fiscal years ended April 30, 2002 or 2001.

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

    ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of July 26, 2002 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") and Class B Common Stock beneficially owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, Preferred Stock and Class B Common Stock, by each director and each officer of the Company and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.



    Name and                Number                            Number
    Address of            of shares      Percent of     of outstanding
    Beneficial          of outstanding  outstanding   shares of Class B
    Owner\Identity         Common         Common             Common
    of Group                Stock          Stock             Stock

    Julie T. Reeves
    1051 North Ash Drive
    Chandler, AZ 84234       1,358,324      5.58%           666,666

    Evelyn R. Call
    14878 Steep Mountain Drive
    Draper, UT 84020         1,358,324      5.58%           666,666

    Rigel Hulett
    P.O. Box 345
    Reserve, NM 87830        1,358,324      5.58%           666,666

    Robert H. Jaffe
    8 Mountain Avenue
    Springfield, NJ          1,649,250      6.73%                 0

    Clayton Paul Hilliard
    P.O. Box 52745
    Lafayette, LA 70505      1,301,904      5.35%                 0

    Scott Lybbert*
    2666 Oakwood Drive
    Bountiful, UT 84010      1,200,123      4.93%                 0

    Gary Blum*
    3278 Wilshire Blvd, #603
    Los Angeles, CA  90010     535,480      2.19%                 0

    Quentin Casperson*
    205 W. 8800 South
    Paradise, UT 84328         556,000      2.28%                 0

    Aaron Etra*
    1350 Avenue/Americas
    29th Floor
    New York, NY 10021         502,100      2.06%                 0

    All executive officers
    and directors as a
    group (4 persons)        2,793,703     11.47%                 0


    Name and          Percent of        Number and
    Address of        Outstanding       Percent of
    Beneficial         Shares of        Outstanding        Percent of
    Owner\Identity    Class B and       Shares of         Total Voting
    of Group         Common stock       Preferred stock      Power

    Julie T. Reeves
    1051 North Ash Drive
    Chandler, AZ 84234         33.33%       0               18.07%

    Evelyn R. Call
    14878 Steep Mountain Drive
    Draper, UT 84020           33.33%       0               18.07%

    Rigel Hulett
    P.O. Box 345
    Reserve, NM 87830          33.33%       0               18.07%

    Robert H. Jaffe
    8 Mountain Avenue
    Springfield, NJ            0            0                4.16%

    Clayton Paul Hilliard
    P.O. Box 52745
    Lafayette, LA 70505        0            0                2.93%

    Scott Lybbert*
    2666 Oakwood Drive
    Bountiful, UT 84010        0            0                2.70%

    Gary Blum*
    3278 Wilshire Blvd, #603
    Los Angeles, CA  90010     0            0                1.21%

    Quentin Casperson*
    205 W. 8800 South
    Paradise, UT 84328         0            0                1.25%

    Aaron Etra*
    1350 Avenue/Americas
    29th Floor
    New York, NY 10021         0            0                1.13%

    All executive officers
    and directors as a
    group (4 persons)          0            0                6.29%


          *Indicates current officer or director of the Company.


    ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than payment of employee and third party obligations of the Company by Loretta Trevers and as duly reported under ITEM 10, Expenses, there is nothing to report in this category.


    ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

    (A)      Exhibits:

    Regulation S-B
    Exhibit Number
         23                   Consent of HJ & Associates

    (B)    8-K Current Reports

    8-K Current Report dated July 22, 2002
    8-K Current Report dated March 19, 2002
    8-K Current Report dated November 11, 2001

    Signatures


    /s/ Aaron Etra                 Chairman of the Board, Director
    -------------------------
    Aaron Etra                     July 26, 2002


    /s/ Gary Blum                  Director
    -------------------------
    Gary Blum                      July 26, 2002


    /s/ Quentin Casperson          President
    -------------------------
    Quentin Casperson              July 26, 2002


    /s/ Scott Lybbert              Corporate Secretary
    -------------------------
    Scott Lybbert                  July 26, 2002