Form 10QSB
period 2002-07-31
DIGITRAN SYSTEMS INC /DE
filed 2002-09-05
CIK 876134

UNITED STATES
                 SECURIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended July 31, 2002

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
Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at July 31, 2002
Common stock, $.01 par value                      23,349,699
Class B Common stock, $.01 par value               2,000,000
Transitional Small Business Disclosure Format (Check one)

Yes         No   X

                   DIGITRAN SYSTEMS, INCORPORATED
                   (A Development Stage Company)


                         TABLE OF CONTENTS

                                                              PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Balance Sheet
              as of Jul. 31, 2002                               3

          Unaudited Condensed Consolidated Statements of
              Operations, for the three month periods ended
              Jul. 31, 2002 and 2001                            4

          Unaudited Condensed Consolidated Statements of Cash
              flows, for the three month periods ended Jul. 31,
              2002 and 2001                                     5

          Notes to Unaudited Condensed Consolidated Interim
              Financial Statements                              6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition or Plan of Operation                    8


PART II. OTHER INFORMATION                                     11

SIGNATURES                                                     12

                DIGITRAN SYSTEMS, INCORPORATED
                (A Development Stage Company)


PART I  FINANCIAL INFORMATION


     ITEM 1         FINANCIAL STATEMENTS

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
                    Condensed Balance Sheet
                   (Unaudited)

                             ASSETS

                                                            July 31,
                                                             2002

CURRENT ASSETS

 Restricted cash                                        $     1,000
                                                        -----------
  Total Current Assets                                        1,000
                                                        -----------
  TOTAL ASSETS                                          $     1,000
                                                        ===========

            LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                       $    13,831
                                                        -----------
  Total Current Liabilities                                  13,831
                                                        -----------
SHAREHOLDERS' (DEFICIT)

 Preferred stock, $0.01 par value: 1,000,000 shares
  authorized, 50,500 shares issued and outstanding,
  (entitled to one-tenth vote per share)                        506
 Common stock, $0.01 par value: 25,000,000 shares
  authorized, 24,349,699 shares issued and outstanding
  (entitled to one-tenth vote per share)                    243,497
 Class B common stock, $0.01 par value: 5,000,000 shares
  authorized, 2,000,000 shares issued and outstanding
  (entitled to one vote per share)                           20,000
 Additional paid-in capital                              10,540,428
 Deficit accumulated prior to the development stage     (14,226,988)
 Retained earnings accumulated during development stage   3,409,726
                                                        -----------
  Total Shareholders' (Deficit)                             (12,831)
                                                        -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)         $     1,000
                                                        ===========

The accompanying notes are an integral part of these financial statements.

                 DIGITRAN SYSTEMS, INCORPORATED
                 (A Development Stage Company)
               Condensed Statements of Operations
                   (Unaudited)

                                                                  From
                                                  Inception of the
                                                               Development
                                   For the Three months         Stage on
                                      Ended July 31,          May 1, 2001 to
                                   2002           2001        July 31, 2002
REVENUES                             $        -   $        -   $          -
                                     ----------   ----------   -------------
OPERATING COSTS                               -            -              -
                                     ----------   ----------   -------------
OPERATING LOSS                                -            -              -
                                     ----------   ----------   -------------
OPERATING LOSS BEFORE
DISCONTINUED OPERATIONS                       -            -              -
                                     ----------   ----------   -------------
DISCONTINUED OPERATIONS

Loss from operations (Note 3)            (6,723)     (32,647)       (407,244)
Gain on disposal of subsidiary                -            -       3,370,905
                                     ----------   ----------   -------------
Income (Loss) before extraordinary
 item                                    (6,723)     (32,647)      2,963,651
Gain in disposal of debt                      -            -         446,065
                                     ----------   ----------   -------------
NET INCOME (LOSS)                        (6,723)     (32,647)      3,409,726
                                     ----------   ----------   -------------
OTHER COMPREHENSIVE INCOME (LOSS)

 Dividends on convertible preferred
  stock; unpaid                               -            -         (28,840)
                                     ----------   ----------   -------------
  Total Other Comprehensive Income
   (Loss)                            $   (6,723)  $  (32,647)  $   3,380,886
                                     ==========   ==========   =============

BASIC INCOME (LOSS) PER SHARE

 Continuing operations               $    (0.00)  $    (0.00)
 Discontinued operations                  (0.00)       (0.00)
                                     ----------   ----------
  Total Income (Loss) Per Share      $    (0.00)  $    (0.00)
                                     ==========   ==========
WEIGHTED AVERAGE SHARES OF COMMON
 STOCK                               24,349,699   23,347,699
                                     ==========   ==========

FULLY DILUTED INCOME (LOSS) PER SHARE
 Continuing operations                    (0.00)       (0.00)
 Discontinued operations                  (0.00)       (0.00)
                                     ----------   ----------
 Total income (loss) per fully
  diluted share                      $    (0.00)  $    (0.00)
                                     ==========   ==========
 FULLY DILUTED SHARES OF COMMON
  STOCK                              24,349,699   23,347,699
                                     ==========   ==========

 The accompanying notes are an integral part of these financial statements.

                  DIGITRAN SYSTEMS, INCORPORATED
                  (A Development Stage Company)
                Condensed Statements of Cash Flows
                       (Unaudited)

                                                                    From
                                                              Inception of the
                                                                Development
                                   For the Three months           Stage on
                                      Ended July 31,            May 1, 2001 to
                                   2002           2001          July 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                   $    (6,723)  $ (32,647)     $ 3,409,726
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
    Gain on forgiveness of debt                -          -          (446,065)
    Gain on disposal of subsidiary             -          -        (3,370,905)
    Issuance of common stock for
      services                                 -          -            20,000
 Changes in operating assets and
 liabilities:
       Increase (Decrease)in accounts
         payable and other current
         liabilities                       (4,000)         -          276,413
                                      -----------  ---------      -----------
   Net Cash Used In Operating
   Activities                            (10,723)   (32,647)         (110,831)
                                     -----------   ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES           -          -                -
                                     -----------   ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on notes payable                     -          -           (2,500)
 Contributed Capital                       6,500          -          114,000
                                     -----------  ---------      -----------
   Net Cash Provided (Used) by
   Financing Activities                    6,500          -          111,500
                                     -----------  ---------      -----------
NET INCREASE (DECREASE) IN CASH           (4,223)    (32,647)            669

CASH AT BEGINNING OF YEAR                  5,223      33,088             341
                                     -----------  ---------      -----------
CASH AT END OF YEAR                  $     1,000  $     341      $     1,000
                                     ===========  =========      ===========

The accompanying notes are an integral part of these financial statements.

 NOTE 1   CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 31, 2002 and the results of operations and cash flows for the three month periods ended July 31, 2002 and 2001 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. All quarterly information should be considered in light of the last fiscal year and the current year to date operations of the Company. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2002 audited financial statements. The results of operation for the periods ended July 31, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years. The Company disposed of its operating subsidiary effective April 29, 2002. Consequently, the Company has reverted to Development Stage status; reflecting its results from operations and cash flows as such from the time in which it discontinued its operations. On September 12, 2002, shareholders will meet and vote with respect to a reverse merger with Tradingear.com, Incorporated, an operating subsidiary. All prior year activity is reported as discontinued operations.


NOTE 2   COMMITMENTS AND CONTIGENCIES

  In the normal course of business, there may be various and sundry legal actions and proceedings pending which seek damages against the Company. Management is not aware of any legal or regulatory claims asserted against the Company.

  Going Concern

  The accompanying financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated earnings deficit and has discontinued its operations. See further discussion below in Management's discussion and analysis.

     Pending Reverse Merger

  The Company has entered into an Agreement for a reverse merger with Tradingear.com, Incorporated, which will carry an effective date of September 12, 2002, subject to shareholder approval. Shareholders will meet and vote regarding the merger in a shareholder's meeting on September 12, 2002. Subsequent to the quarter ended July 31, 2002 Proxy statements were mailed to shareholders of record as of July 30, 2002. See further discussion in Item 2:
Management's Discussion and Analysis of Financial Condition or Plan of Operations, below.

NOTE 3   RESULTS FROM DISCONTINUED OPERATIONS

The following is a summary of the loss from discontinued operations resulting from the elimination of the operation subsidiary. No tax benefit has been attributed to the discontinued operations. The information is unaudited.

                                          For the Three months ended July 31,

                                                    2002            2001

    NET SALES                                      $           0 $        0

    COST OF SALES                                              0          0

    GROSS PROFIT                                               0          0

    EXPENSES

    Selling, general and administrative expenses          (6,723)         0
     Depreciation and amortization                             0          0


    LOSS FROM OPERATIONS                            $     (6,723)$        0

    OTHER INCOME (EXPENSE)

     Interest expense                                     (6,723)   (32,647)

    LOSS BEFORE INCOME TAXES                        $     (6,723) $ (32,647)

    INCOME TAX BENEFIT                                         0          0

    NET LOSS                                        $     (6,723) $ (32,647)

    OTHER COMPREHENSIVE INCOME (LOSS)

     Dividends on convertible preferred stock; unpaid          0          0

    Total Other Comprehensive Income(Loss)           $    (6,723)  $(32,647)

                     DIGITRAN SYSTEMS, INCORPORATED
                      (A Development Stage Company)

NOTE 4   CONCENTRATIONS OF CREDIT RISK

  The Company had no operations for the three months ended July 31, 2002 and
therefore, had no credit risk.   Neither will it be exposed to credit risk
until September 12, 2002.

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

  The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of April 30, 2002, there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at July 2002 of approximately $266,400 or $5.27 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Convertibility of any preferred stock issued may be exercised at the option of the holder thereof at three shares of common stock for each preferred share converted. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.


NOTE 6   NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

For the fiscal year ended April 30, 2002            [ ] Transition Report
under Section 13 or 15(d7.00) plus allaccrued and unpaid dividends thereon (whether or not declared) to the datefixed for redemption, subject to certain other provisions and requirements.

  ITEM 2: Management's Discussion and Analysis of Financial Condition or Plan of Operations.

     For several years now, the company had been unsuccessful in achieving profitable operations, generating cash from operations or attracting sufficient equity or debt financing to sustain its then current level of operations. Consequently, the company was finally compelled to drastically reduce its work force, sell its assets and settle its debts in any way possible, including conversion of debt into the company's stock. Ultimately, the company disposed of its operating unit, Digitran, Inc. and is anticipating completion of a reverse merger transaction with Tradingear.com,Inc. See also "Plan of Operations and Management's Future Plans," above.

Liquidity and Capital Resources

     The company has virtually no liquidity nor the ability to borrow (short term or long term) based upon its assets or capital resources. The company's ability to attract loans secured by sales contracts or operations was also exhausted when it disposed of its last operating division in its operating subsidiary. Therefore, in the first quarter of fiscal 2003, no cash was generated through operations or borrowings. During the quarter ended July 31, 2003, cash of approximately $6,500 was contributed to the company.

     The company has the potential to begin generating cash through operations once it has successfully merged with an operating company. However, the company's ability to do so will be subject to the effects and risks of: competition, product demand, rapidly changing technology, world-wide economic conditions, market acceptance of the target operating company's products, etc.

     There were no capital expenditures or investments in either the quarter ended July 31, 2002 or the development stage period.

Plan of Operations and Management's Future Plans

     Management is anticipating completion of a reverse merger transaction, which was presented to shareholders by Definitive Proxy subsequent to July 31, 2002.

Proposed Reverse Merger

     The proposed reverse merger with Tradingear.com, Incorporated is summarized below. Full details were included with the Definitive Proxy filed with the SEC and subsequently presented to shareholders. The following is subject to shareholder approval:

     A. The existing Class A Common shares, numbering 24,349,699 will be reverse split on a 21 to 1 basis;
     B. The existing Class B Common shares, numbering 2,000,000 will be exchanged for Class A Common shares and be reverse split on a 20 to 1 basis.
     C. The company will create a new wholly-owned subsidiary, named Digitran Acquisitions, Inc., which will merge with Tradingear.com, Incorporated
     D. The shareholders of Tradingear.com, Incorporated have approximately 19,630,000 shares issued and outstanding. After the company executes the reverse split of the Digitran Systems, Incorporated shares, the Tradingear.com, Inc shareholders will own approximately 94% of the Company.
     E. The company will then change its name, corporate location, Board of Directors, external auditors and stock symbol. The company will no longer be in the simulation software business, but in the brokerage software business (the business of Tradingear.com, Incorporated) and will be managed by the officers of Tradingear.com, Incorporated

Spin-off of Digitran, Inc.

     A condition precedent to the Merger with Tradingear.com, Incorporated, was the spin-off of Digitran, Inc., which was accomplished in a Share Exchange transaction effective April 29, 2002. This transaction is detailed in the discussion below:

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

     The principals of DSSI are related parties to Digitran Systems, Incorporated. They are the heirs and in-laws of Ms. Loretta Trevers. Ms Trevers was the former (and now deceased) Co-founder, Chairman, CEO, CFO, and controlling shareholder of Digitran Systems, Incorporated. As such, they are familiar with the adverse financial condition of Digitran, Inc. and best prepared to overcome the problems facing this division and to continue operations. They are represented in Management of DSSI through Stuart Reeves, a former son-in-law to Ms. Trevers. The heirs of Ms. Trevers are also the controlling shareholders in Digitran Systems, Incorporated, although, under the provisions of a proposed Merger Transaction, reported previously on Form 8-k on November 11, 2001 (during the Development Stage period), they would exchange their control position with the principals of Tradingear.com, Incorporated, the reverse merger candidate for Digitran Systems, Incorporated.

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

Management's Discussion and Analysis of the Results of Operations 2003 vs. 2002. Results of Operations:

     The Company has reported its operations as Discontinued Operations for the past two years. Therefore, no Revenues or Operating Expenses have been reported on the Statement of Operations. As reported in Note 3: DISCONTINUED OPERATIONS, there were selling, general and administrative costs of $6,723 incurred during the quarter. All expenses were related to the proposed reverse merger. Also, during the quarter ended July 31, 2002 the company received capital contributions of approximately $6,500, which, along with most of its available cash, was used to pay certain merger transaction-related accounts payable and expenses.

     During the Development Stage period, the company recorded two extraordinary gains during the fiscal year ended April 30, 2002. The first was for the forgiveness of debt arising out of settlement of the sale of the Crane and Truck divisions of Digitran, Inc. This sale was originated in November of 1999 and completed in December of 2001. The gain was recognized on a cash basis, as the ultimate resolution and amounts were uncertain and contingent upon events then future to the date of the Agreement. The Agreement called for the purchaser to pay certain liabilities on behalf of the Company in exchange for the rights to the Crane and Truck divisions of Digitran, Inc. In December of 2001, the purchaser and Digitran, Inc. signed mutual waivers of claims arising out of the original agreement, in which certain debts of Digitran were forgiven and certain obligations of the purchaser were forgiven. This was a non-cash transaction. In addition, a small loan was settled for $2,500 in cash whereby $9,006 of interest and principal was forgiven. Therefore, a total gain of $446,065 on the forgiveness of debt was recorded during fiscal year ended April 30, 2002.

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

ITEM 3 Defaults on Senior Securities

  Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15, beginning September 15, 1993 resulting in aggregate dividends in arrears of $ 266,400.

ITEM 4 Submission of Matters to a Vote of Security Holders

     None for the quarter ended July 31, 2002.

ITEM 5 Other Information

     None

ITEM 6  Exhibits and Reports on form 8-K

Ex 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Quentin Casperson

Ex 99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Scott Lybbert

  The Company filed a report on Form 8-K on July 22, 2002 announcing the sale of Digitran, Inc., its operating subsidiary, in a stock exchange.**

** Incorporated herein by reference.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Digitran Systems, Incorporated
                                             Registrant



Dated July 31, 2002                      By:/s/Quentin Casperson

                                         By: Quentin Casperson
                                         (President)

                                         By:/s/ Scott Lybbert

                                         By: Scott Lybbert
                                         (Secretary)