Form 10QSB
period 2002-09-30
TGFIN HOLDINGS INC
filed 2002-11-19
CIK 876134

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from August 1, 2002 to September 30, 2002 Commission File Number 1-11034


                        TGFIN HOLDINGS, INC.
                        --------------------
      (Exact name of registrant as specified in its charter)

               Delaware                        72-0861671
               --------                        ----------
     (State or other jurisdiction of         (IRS) employer
     incorporation or organization)          identification No.)


       39 Broadway, Suite 740, New York, New York    10006
       ---------------------------------------------------
       (Address of principal executive offices and zip code)

                         (212) 363-3900
                         --------------
       (Registrant's telephone number, including area code)

       Former name and address:

       DIGITRAN SYSTEMS, INCORPORATED
       205 West 8800 South
       P.O. Box 91
       Paradise, Utah                84328-0091

       Former Fiscal year end:       April 30, 2002
       Current Fiscal year end: December 31, 2002

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

       Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                            Outstanding at September 30, 2002
Common stock, $.0001 par value                    22,063,935

Transitional Small Business Disclosure Format (Check one)

       Yes         No   X

PLEASE ADDRESS ALL CORRESPONDENCE TO:     Mark Gasarch, Esq.
                                          150 East 58th Street
                                          34th floor
                                          New York, New York 10155
                                          (212) 956 -9595

                        TGFN HOLDINGS, INC.
                        TABLE OF CONTENTS


                                                                   PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of September 30, 2002                        3

              Unaudited Condensed Consolidated Statements of
                  Operations, for the nine month periods ended
                  September 30, 2002 and 2001                     4

              Unaudited Condensed Consolidated Statements of Cash
                  flows, for the nine month periods ended
                  September 30, 2002 and 2001                     5

              Notes to Unaudited Condensed Consolidated Interim
                  Financial Statements                            7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                 15


    PART II. OTHER INFORMATION                                   19

    SIGNATURES                                                   20

PART I  FINANCIAL INFORMATION

    ITEM 1         FINANCIAL STATEMENTS

                           September 30, 2002
                           TGFIN HOLDINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                  September 30,   December 31,
                                     2002              2001
                                -------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents       $   227,334     $    230,360
  Accounts receivable, net             63,947                -
  Prepaid expenses                     18,517            6,801
  Deferred Cost                             -           59,899
                                 ------------     ------------
     Total Current Assets             309,798          297,060

Property and equipment, net           134,414          151,964

Deposits                              101,621          101,621
                                 ------------     ------------
     Total Assets                $    545,833     $    550,645
                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable               $    201,407     $     31,087
  Accrued expenses                     50,688           42,731
  Deferred Revenue                                      40,000
                                 ------------     ------------
     Total Current Liabilities        252,095          113,818
                                 ------------     ------------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
     1,000,000 shares authorized,
     50,500 shares issued
     and outstanding                      506                -
    Common stock ($.0001 par value),
   50,000,000 shares authorized,
   22,063,935 issued and
   outstanding at September 30,
   2002                               220,639          188,293
  Additional paid-in-capital        3,469,979        2,865,197
  Less:  Deferred compensation
   Relating to stock issued to
   consultants                       (251,840)        (381,644)
  Retained earnings (deficit)      (3,145,546)      (2,235,019)
                                 ------------     ------------
     Total Stockholders' Equity       293,738          436,827
                                 ------------     ------------
     Total Liabilities and
     Stockholders' Equity        $    545,833     $    550,645
                                 ============     ============

These accompanying notes are integral part of these financial statements.

                      TGFIN HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)
                                 Three Months Ended   Nine Months Ended
                                    September 30,      September 30,
                                      2002       2001      2002     2001
    REVENUES                   $  102,147 $ 242,032 $  662,342 $ 613,936

    COSTS AND EXPENSES
     General & admin.          $  193,512 $  16,740 $  693,377 $ 428,892
     Development costs            113,708    83,240    452,263   303,433
     Consulting fees              194,715   254,196    387,075   326,166
     Depreciation expense          11,252     9,158     33,121    26,521
                               ---------- ---------   -------- ---------
    Total costs and expense       513,187   363,334  1,565,836 1,085,012


    Net Income (loss) before
     Provision for Income
     Taxes                     $ (411,040)$(121,302) $(903,494)$(471,076)

    Provision for
     Income taxes              $    1,260 $   3,175  $   7,033 $   3,175

    NET INCOME (LOSS)          $ (412,300)$(124,477) $(910,527)$(474,251)

    BASIC AND DILUTED LOSS
    PER SHARES                 $    (0.02)$   (0.01) $   (0.05)$   (0.03)

    Weighted Average number
    of shares outstanding      20,092,711 18,674,309 19,573,487 18,674,309

    The accompanying notes are an integral part of these consolidated financial statements.

                        TGFIN HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                          For the Nine Months Ended
                                                September 30,
                                               2002        2001
Cash Flows from Operating
Activities:
 Net Income (Loss)                   $   (910,527) $ (474,251)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Depreciation and
  Amortization                             33,121      26,521
  Amortization of deferred
  Compensation                            225,004     130,782
  Compensation costs of common stock
    issued to consultant                   14,416           -

  Changes in assets and
  liabilities, net of effect
  from:
   Decrease (increase) in
   accounts receivable                    (63,947)      7,213
   Increase in prepaid
   Expenses                               (11,716)     (2,416)
   Increase in deposits                         -     (49,899)

   Increase in accounts
   Payable and accrued
   Expenses                               151,693     179,948
   Increase (decrease) in
   deferred revenue                       (40,000)   (130,000)
                                       ----------  ----------
    Net cash used in
    Operating activities                 (601,956)   (312,102)
                                       ----------  ----------
Cash Flows from Investing
Activities:
 Purchase of property and
 Equipment                                (15,570)    (35,155)
                                       ----------  ----------
   Net cash provided by
   (Used in) investing
   Activities                             (15,570)    (35,155)
                                       ----------  ----------
Cash Flows from Financing
Activities:
  Cash proceeds from issuance
   Of convertible Notes                   316,500           -
  Issuance of common stock                298,000     250,000
                                       ----------  ----------
   Net Cash provided by
   Financing Activities                   614,500     250,000
                                       ----------  ----------
Net Increase (decrease) in
cash and Cash Equivalents                  (3,026)    (97,257)

Cash and Cash Equivalents,
beginning of period                       230,360      97,257
                                       ----------  ----------
Cash and Cash Equivalents,
end of period                          $  227,334  $        -
                                       ==========  ==========

These accompanying notes are an integral part of these financial statements.

                       TGFIN HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS
                                          For the Nine Months Ended
                                                September 30,
                                               2002        2001
Cash paid during the period
for:
  Income Taxes                            $     3,425  $        -
                                           ==========  ==========
  Interest                                $     9,200  $        -
                                           ==========  ==========
Supplemental Disclosures
of Noncash Investing and
Financing Activities:
 Common Stock Issued
 in exchange for
 Convertible Notes                        $   316,500  $        -
                                           ==========  ==========
 Common stock cancelled
 In exchange for marketable
 Securities                               $        -   $ (755,847)
                                          ==========   ==========
 Common Stock issued in
 exchange for accounts
 payable                                  $   17,590   $  484,125
                                          ==========   ==========
 Common Stock issued for
 Services                                 $   14,416   $  291,700
                                          ==========   ==========
 Common stock for prepaid
 Services                                 $   95,200   $        -
                                          ==========   ==========

 Cost of Merger                           $   79,899   $        -
                                          ==========   ==========
 Net liabilities assumed in Merger
 With Digitran Systems, Incorporated      $   24,174   $        -
                                          ==========   ==========

These accompanying notes are an integral part of these financial statements.

                       TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002


1.  CONDENSED FINANCIAL STATEMENTS   TRANSITION PERIOD

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN Holdings, Inc. and its sole and wholly-owned subsidiary, TradinGear.com, Incorporated. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2002 and the results of operations and cash flows for the nine month periods ended September 30, 2002 and 2001 have been made.

The Company has made the transition from an April 30th fiscal year-end to a December 31st fiscal year-end by including in the results of operations and cash flows for the period ended September 30, 2002 three months (July 1, 2002 through September 30, 2002) from TradingGear.com Incorporated and two months (August 1, 2002 through September 30, 2002) from Digitran Systems, Incorporated. Digitran Systems, Incorporated previously had filed a Form 10-QSB for the fiscal quarter ended July 31, 2002. During this period August 1, 2002 through September 30, 2002 Digitran Systems, Incorporated incurred merger related costs of $12,131. These current payables have become payables of TGFIN Holdings, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements, filed with the proxy statement in August 2002. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.

The software licensing agreements which are marketed by the Company often sell at a relatively high price in comparison to the total annual sales of the Company. This relationship could lead to individual sales having a disproportionately large effect on total sales, at the current revenue volume. Therefore, sales within a quarter can lead to highly volatile results of operations for individual quarters. The results for individual quarters may not be indicative of annual results. All quarterly information should be considered in light of the last fiscal year and the current year to date operations of the Company.


2.  REVERSE MERGER

On September 12, 2002, TradinGear.com, Incorporated acquired Digitran Systems Incorporated ("Digitran"), a publicly held Delaware corporation, in a reverse merger. The provisions of the Merger included a post-merger name change in which Digitran became TGFIN Holdings, Inc. Former Digitran common stock shareholders exchanged their shares for TGFIN Holdings, Inc. common stock shares on a 21-to-1 reverse split basis; former Digitran common stock Class B shareholders exchanged their shares for TGFIN Holdings, Inc. common stock shares on a 20-to-1 reverse split basis; and former TradinGear.com, Incorporated common stock shareholders exchanged their shares for TGFIN Holdings, Inc. common stock shares one a 1-to-1 basis. TradinGear.com, Incorporated continues as the only operating subsidiary of TGFIN Holdings, Inc., and is wholly-owned.

                        TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002
                             (Continued)

Shareholders voted for the reverse merger in a Special Shareholder's Meeting held on September 12, 2002 in Springfield, NJ. See also Part II, Item 4:
Submission of Items to Shareholder Vote of Securities Holders, below. The merger transaction was accounted for as a purchase with the Company being deemed the acquirer for accounting and financial reporting purposes. However, since the stockholders of the Company will own approximately 93% of the outstanding shares of the reorganized TGFIN Holdings, Inc. no step up basis or goodwill will be recorded by the Company. This accounting treatment is in accordance with the view of Securities and Exchange Commission staff members that the acquisition by a public shell of the assets of a business from a private company should be accounted for at historical cost and accounted for as a reverse merger.

3.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company consists of TGFIN Holdings, Inc. and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (the "Company"). TGFIN was incorporated under the laws of Delaware in March 1985 (originally as Mark, Inc.). TradinGear.com, Incorporated was incorporated under the laws of the State of Delaware on July 7, 1999.

TradinGear.Com, Inc. produces trading software designed for the financial services industry. The Company's software technology is designed to provide stock exchanges and broker dealers in the securities industry the ability to offer to its customers an on-line electronic system for securities trading.

The Company's accounting policies and certain footnote disclosures are included in this quarterly report, in addition to standard reporting requirements, because this is the first report of the Company after its reverse merger with Digitran Systems, Incorporated. Management believes such disclosure is helpful in understanding and evaluating the nature of its new operating subsidiary, TradinGear.com, Incorporated.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, trade receivable, accounts payable and other accrued liabilities, approximate fair value because of their short maturities.

                        TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002
                             (Continued)

Revenue Recognition

The Company's revenues are derived principally from providing its customers with software applications that enable them to conduct stock transactions online. Additional revenue may be derived from post contract support services such as maintenance/service contracts, hosting upgrades and enhancements. These revenues are recognized according to the statement of position 97-2 (SOP 97-2), "Software Revenues Recognition," which requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements. Revenue on product sales is recognized upon completion of each stage of production and acceptance of the stage by the customer. The Company's post contract support services revenue is recognized over the period during which the service is expected to be performed. The software arrangement provides for no right of return on refunds and are fixed or determinable. Deferred revenue represents amounts received on uncompleted projects.

Use of Management's Estimates

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

Investments

The Company accounts for its investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with any investments in equity securities. Securities available for sale are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of Stockholders' Equity.

                        TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002
                             (Continued)


3.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property and equipment are recorded at cost and being depreciated for financial accounting purposes on the straight-line method over their respective estimated useful lives ranging from three to thirty-nine years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations.

Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Depreciation of leased equipment under capital leases is included in depreciation.

Product Development

Costs incurred in conjunction with the development of new products are charged to expense as incurred. Material software development costs subsequent to the establishment of technological feasibility will be capitalized. Based upon the Company's product development process, technological feasibility is established upon the completion of a working model. To date attainment of technological feasibility and general release to customers have substantially coincided.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting on Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total shareholders' equity.

Stock-Based Compensation

The Company will follow Accounting Principles Board Opinion No. 25, (APT 25), "Accounting for Stock Issued to Employees" in accounting for future employee stock option plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board Statement No. 123, (FASB
123), "Accounting for Stock Based Compensation" are applied in accordance with FASB 123 at the fair value of these options.

                        TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002
                             (Continued)


3.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

The Company will calculate earnings (loss) per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Earnings (loss) per share in these financial statements has been computed as if the outstanding shares as of December 31, 2001 were outstanding for all periods.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, (SFAS
109) "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Start-Up Activities

The American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities". SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company expenses all start-up costs as incurred in accordance with this statement and therefore the issuance of SOP 98-5 will have no material impact on the Company's financial statements.

Recent Accounting Pronouncements

In July 2001 the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather then being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 had no effect on the Company's operating results or financial condition. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

                       TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002
                            (Continued)


3.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at September 30,

                                       September 30      Estimated
                                          2002              Useful
                                       -----------           Lives
      Computer equipment               $  210,929               5
      Office equipment                     10,504               5
      Leasehold improvements                7,350               5
                                       ----------
                                          228,783
      Less: Accumulated improvements      (94,369)
                                       ----------
                                       $  134,414
                                       ==========

6.  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to September 30, 2002 the Company had accumulated losses of $3,145,546. No federal tax expense or benefit has been reported in the financial statements due to the uncertainty of future operations. The Income taxes provided for are for minimum local income taxes.

                       TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002
                            (Continued)


7.  COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which could seek damages against the Company. Management believes that the amount, if any, that may result from these claims, will not have a material adverse affect on the financial statements.

Leases

The Company leases office equipment and office space under noncancellable operating leases. Commitments under these leases at December 31, 2001 are as follows:

                2002                   $ 139,082
                2003                     142,855
                2004                     146,741
                2005                     150,743
                2006                      90,725
                                       ---------
                                       $ 670,146
                                       =========
Employment Agreements

On December 10, 1999 the Company entered into an employment agreement with Samuel H. Gaer, the Chief Executive Officer of the Company. The agreement is for a term of three years commencing January 1, 2000 and provides for a base annual salary of $120,000 and for bonuses as determined by the Company's Board of Directors.

401(k) Plan and Profit Sharing Plan

The Company has approved a 401(k) Plan and a Profit Sharing Plan which cover full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pretax basis not to exceed the current Federal limitation of $10,500 per year (as adjusted for cost of living increase). Amounts contributed to the 401(k) Plan are nonforfeitable. Under the Profit Sharing Plan, a member in the plan participates in the Company's contributions to the Plan as of December 31 in any year, with allocations to individual accounts based on annual compensation.

An employee does not fully vest in the plan until completion of three years of employment. The Board of Directors determines the Company's contributions to the plan on a discretionary basis. The Company has not made any contributions to date.

                       TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002
                            (Continued)


8.  COMMON STOCK

The authorized capital stock of the Company consists of 50,000,000 (after being increased from 25,000,000 through shareholder vote in conjunction with the Merger) shares of common stock, par value $.01 per share, of which 22,063,9355 were outstanding as at September 30, 2002. Since the par value for Digitran Systems, Incorporated, now TGFIN Holdings, Inc. was different from that of TradinGear.com Incorporated, common stock was increased by $218,425 and Paid in Capital was decreased by $218,425 as of the date of the Merger. In this report, the Balance sheet at December 31, 2001 has been retroactively restated to reflect the change in par value, for comparability.

NOTE 9   PREFERRED STOCK

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of September 30, 2002, there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at September 30, 2002 of approximately $280,540 or $5.55 per share, including $14,140 accrued in the current quarter. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

NOTE 10.  SUBSEQUENT EVENT

  The Company sold 333,333 shares of its common stock for $250,000 ($.75 per share) during November, 2002.

  ITEM 2 Management's Discussion and Analysis of Financial Condition

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended April 30, 2002. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three months ended September 30, 2002 and September 30, 2001 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2002 may not be indicative of results expected for the entire fiscal year ended December 31, 2002.

With its headquarters in Downtown New York City, New York, the Company services Exchanges and Brokers in the Financial Services Industry. Over the past year, the Company's industry suffered severe business interruption and a significant reduction in investor participation from two significant events:
(1) the struggling U.S. economy and financial markets and (2) the September 11 attack upon the financial district in New York City, New York. Many of the Company's customers and target customers were forced to retrench and postpone many of their capital improvements. We believe that this trend will end in the Company's fiscal year 2003 as many potential customers will seek the company's products which are quicker, more efficient and less costly than current alternatives.


Liquidity and Capital Resources: The Company currently has sufficient cash to pay all its obligations and has no long-term debt. Subsequent to quarter end, $250,000 worth of stock was sold at $.75 per share, of which $100,000 cash was received by the date of this report, providing the Company with more than adequate liquidity for its current level of operations. Sources of future liquidity and capital resources include: cash flow from operations, conversion of existing stock options and additional equity investments from shareholders, if necessary.

Capital expenditures planned for the fourth quarter and the coming fiscal year are not expected to be significantly different from those of the previous year.

Results of Operations: Revenues for the nine months ended September 30, 2002 increased modestly by $48,406 or approximately 8% over the previous year's nine month period, mostly influenced by a weak third quarter of the current year, in which revenues were only $102,147 as compared to $242,032 (a 58% decrease) over the previous years' third quarter. The results of operations for the third quarter were also highly influential on those of the nine month period as explained further, below.

General and Administrative costs for the nine month period increased to $693,377 (from $482,892) reflecting an increase of $210,485 or 44% over the previous years' nine month period. This category reflects the merger related costs of $79,914 and inherited liabilities of $24,174 from Digitran. In accordance with the company's policies, trade receivables aged in excess of 90 days are fully reserved irrespective of their ultimate anticipated collectibility. In this quarter, the Company charged the accounts with approximately $65,000 for aged receivables versus no such charge in the previous year's period. Also, the Company added to its insurance coverage at an increased cost of $29,000.

Development Costs for the nine month period increased to $452,263 (from $303,433) reflecting an increase of $148,830 or 49% over the previous years' nine month period. The increase is due to additional programmer costs, increased technical support and increased cost for its communication lines. The Company continues to invest in the development of its core business products as well as companion products. This increase demonstrates the Company's increased commitment to programmers required to customize and tailor the company's products to prospective customers. While the revenue stream from these prospective customers has not yet begun, the revenue potential of the prospective customers is expected to be adequate to cover the costs invested. The Company makes every effort to scale its engagement of programmers to the business opportunities before it. Development costs are expected to increase as projected revenues increase, but only in relation to the potential product opportunities identified.

Consulting Fees for the nine month period increased marginally to $387,075 (from $326,166) reflecting an increase of $60,909 or 19% over the previous years' nine month period. The Company engaged several consultants in these early years to help it develop and execute its business plans without long term commitments. These costs are expected to decrease significantly in the future. A portion of these costs will be replaced by the hiring of full or part-time employees. In addition, some of these costs reflect the amortization of non-cash compensation, previously deferred, of significant officers and employees. This amortization of deferred compensation is expected to continue throughout 2003.

Net Loss for the nine month period increased significantly to $910,527 (from $474,251) reflecting an increase of $436,276 or 92% over the previous years' nine month period. This is due primarily to the following reasons:

  1. The Results of Operations for the third quarter of 2002 as a result of the financial impact of the following:

  a. The one-time expense, time, distraction and inheritance of liabilities in connection with the Company's merger with Digitran Systems, Incorporated. The merger occurred on September 12, 2002. Costs for the quarter included increased legal, accounting and other merger related expenses of $79,914 which will not recur. The Company inherited $24,174 of current liabilities and approximately $280,000 of potential obligations with respect to the dividends in arrears relative to Digitran Systems, Incorporated's Preferred Stock shares. The merger has given the Company better access to equity markets.

  b.        The unfortunate timing of revenues for the third quarter
            2002. Revenues were $102,147 as compared to $242,032 (a 58%
            decrease) over the previous years' third quarter.   The
            software licensing agreements which are marketed by the Company often sell at a very high price in comparison to the total annual sales of the Company. This relationship could lead to individual sales having a disproportionately large effect on total sales at the current revenue volume.
            Therefore, revenues within a quarter can lead to highly volatile results of operations for individual quarters as long as the Company is relative smaller. Although this condition could occur again, as the Company's business grows, the impact of individual contracts will have less impact upon an individual quarter's results of operations.


  c. The Company's heavy investment in potentially large contracts, in anticipation of revenues not yet realized. The Company is currently in the investment, qualifying and testing stages of the sales cycle with respect to several customers, some of whom could be significant. In accordance with its accounting policies, the Company expenses these costs currently unless the costs meet certain stringent requirements for deferral. The Company is expecting to realize revenues sufficient to cover these costs.

  d. In addition to the non-recurring nature of the Merger-related costs, expenditures of approximately $100,000 included in the nine-month period ended September 30, 2002 were already eliminated and will not be needed in the future.

  2. Additional legal, accounting, consulting and compensation expenses associated with establishing the Company as a viable operating and reporting entity, including compensation to key employees and officers to ensure their participation over the period of early growth. Many of these costs are not expected to continue at their current relative values in the future.

  3. It is important to note that a significant portion of the Company's expense for the nine months ended September 30, 2002 is of a non-cash nature and not expected to continue in significant amounts beyond 2003. These expenses are typical of software companies especially in the early years. Of the loss of $910,527 for the nine months ended September 30, 2002 only $601,956 represents cash used in operating activities, compared to $312,102 for the comparable period of the previous year.

In summary, the loss for the nine month period ended September 30, 2002 is greater than expected from when management originally established its business plan several years ago. A vibrant securities trading environment and a healthy physical condition of the Financial District of New York City, New York were assumptions in the original business model. Notwithstanding, the Company properly predicted the need for: (1) a quicker, next generation, and more cost-efficient trading platform for the financial services industry, and (2) a significant investment in the design, development and implementation of its business solution. In other words, although lower revenues were not originally fully anticipated, the level of investment certainly was. Although much of the investment expended was of a non-cash nature, such commitment was necessary to attract, assemble (from around the world), and retain individuals especially programmers who possess relatively unique capacities and skill sets required to design, customize, enhance and maintain the Company's products.

Because of the relatively advanced stages of development of the Company's products and the commitment levels of its investors, the Company's management believes it will be able to press forward and realize its business plan.

  DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    This quarterly report includes forward looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected", or similar words. All statements other than statements of historical fact included in this section, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financing; rapid technological change; inability to attract and retain key personnel; the potential for significant fluctuations in operating results; the loss of a major customer; and the potential volatility of the Company's common stock.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     None

ITEM 2 Changes in Securities

  (a) The voting rights of the holders of the Company's common stock were increased from one-tenth of a vote per share to one vote per share.

  (b)     None

  (c) During this fiscal quarter, 753,575 common shares were issued to three investors as a result of their conversion of Convertible Notes at a conversion price of $0.40 per share and 424,042 common shares were issued to four individuals for services rendered in connection with the Merger, valued at $0.40 per share. These shares were issued without registering the securities under the Securities Act of 1933, as amended. There were no underwriters involved in the transaction, and no underwriting discounts or commissions were involved. In light of the small number of recipients and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering.

ITEM 3 Defaults on Senior Securities

  Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1993. Unpaid dividends have resulted in aggregate dividends in arrears of $ 280,540.

ITEM 4 Submission of Matters to a Vote of Security Holders

On September 12, 2002, a Special Meeting of Shareholders was held. The shareholders of the Company approved the following, all previously approved by the Company's Board of Directors:

1. Increase in capitalization of the Company's common shares from 25,000,000 shares to 50,000,000 shares. This motion passed by shareholder vote of 2,907,624 to 5,559.

2. A 1 for 21 reverse split of the Company's common shares. This motion passed by shareholder vote of 2,907,244 to 5,559.

3. A change in the voting rights of the Company's common shares from 1/10 of a vote per share to 1 vote per share. This motion passed by shareholder vote of 2,909,257 to 3,926.

4. The election of Samuel Gaer, Marni Gaer and Ronald Comerchero to the Company's Board of Directors. All previous directors resigned from the Board and were not re-appointed. These motions passed as follows:

     1.      In favor of Samuel Gaer: 2,910,403 for 2,780 withheld
     2.      In favor of Marni Gaer: 2,907,873 for 5,310 withheld
     3.      In favor of Ronald Comerchero: 2,909,653 for 3,530 withheld

5. The change of the Company's name to TGFIN Holdings, Inc. This motion passed by shareholder vote of 2,909,485 to 3,698.

6. The appointment of Samuel Klein and Company, CPAs, as the Company's independent auditors. This motion passed by shareholder vote of 2,903,572 to 9,611.

7.   The merger of the Company, its wholly-owned subsidiary DSI
Acquisition, Inc. and TradinGear.com Incorporated. This motion passed by a shareholder vote of 2,909,058 to 4,125.


ITEM 5 Other Information

  None

ITEM 6  Exhibits and Reports on Form 8-K

  (a)     Exhibits

          99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

  (b) Reports of Form 8-K and Form 8-K/A dated September 12, 2002 and filed on September 13, 2002 (Form 8-K) and on November 18, 2002 (Form 8-K/A) to report on the merger of the Company with TradinGear.com Incorporated and related matters.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: November 18, 2002


                      TGFIN Holdings, Inc.
                      (Registrant)



                      By/s/ Samuel Gaer
                        ----------------------------
                        Samuel Gaer, President
                        Principal Executive Officer,
                        Principal Financial Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Samuel Gaer, Chief Executive Officer of TGFIN Holdings, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TGFIN Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 19, 2002            Signature:/s/Sam Gaer
                                     Samuel Gaer
                                     Chief Executive Officer

                    CERTIFICATION PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Samuel Gaer, Chief Financial Officer of TGFIN Holdings, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TGFIN Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 19, 2002            Signature:/s/Sam Gaer
                                     Samuel Gaer
                                     Chief Financial Officer