Form 10KSB
period 2002-12-31
TGFIN HOLDINGS INC
filed 2003-04-17
CIK 876134

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 __________
                                FORM 10-KSB
                 [x] Annual Report Under Section 13 or 15(d) of
               the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

            [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission file Number: 1-11034

                          TGFIN HOLDINGS, INC.
               (Name of small business issuer in its charter)


Delaware                                          72-0861671
(State or other jurisdiction                      I.R.S. Employer
of incorporation or organization)                 Identification Number)


39 Broadway, Suite 740
New York, NY                                             10006
(Address of principal executive offices)              (Zip  Code)

Issuer's telephone number: (212) 363-3900

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


     State Issuer's revenues for its most recent fiscal year: 2002 -
$755,942.

     State the aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,678,237 at December 31, 2002, computed at the closing quotation for the Registrant's common stock of $0.27 as of December 31, 2002.

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at March 31, 2003 there were 22,429,982 shares of the Registrant's Common Stock and 50,500 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

Documents Incorporated by Reference:      None

Transitional Small Business Disclosure Format (Check one):Yes[  ]No [X]

                                    PART I

ITEM 1  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Form and Year of Organization

     The Registrant consists of TGFIN Holdings, Inc. (non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (the "Company"). TGFIN Holdings, Inc. was incorporated under the laws of Delaware in March 1985 as Mark, Inc.

     From 1992 to September 12, 2002 TGFIN Holdings, Inc. was known as Digitran Systems, Incorporated ("DSI"). DSI had a sole and wholly-owned operating subsidiary: Digitran, Inc. ("DI"). DI was incorporated originally in the state of Louisiana in 1979 and was reincorporated in the state of Utah in 1982. Originally, DI had three operating Divisions. On December 31, 2001, DI satisfied the provisions of an agreement to sell the rights to market two of its three divisions (Crane and Truck Simulation business) and on April 29, 2002, DSI sold DI, which still held the Petroleum Simulation business. After selling its operating subsidiary, DSI searched for another operating subsidiary to acquire.

     On September 12, 2002 DSI acquired TradinGear.com, Incorporated in a reverse merger whereby the shareholders of TradinGear.com, Incorporated acquired control of DSI and (effective September 13, 2002) changed its name to TGFIN Holdings, Inc. TradinGear.com, Incorporated, incorporated under the laws of the State of Delaware on July 7, 1999, became the operating subsidiary of TGFIN Holdings, Inc. See also FINANCIAL STATEMENTS: NOTES TO FINANCIAL STATEMENTS-NOTE __: SUBSEQUENT EVENTS for a discussion of the Asset Sale of TradinGear.com, Incorporated ("Asset Sale"), which closed effective March 31, 2003--subsequent to year end.

BUSINESS OF TRADINGEAR.COM, INCORPORATED

     Principal products or services and their markets

     The Company's software technology was designed to offer its customers an on-line electronic system for securities trading. The Company originally targeted three markets within the financial services industry and developed core products for each: broker dealers, fund managers and exchanges. The broker dealer and fund manager markets were targeted first due to their comparatively more desirable market characteristics (i.e. larger market size, more potential customers, etc.) Nevertheless, market response by the exchange market ultimately encouraged management to favor advanced development of exchange market products.

     Marketing and Distribution methods

     Located in the financial district in New York City, NY the Company relied upon direct contact with its potential customers, and referrals generated from those contacts, for additional potential customers. The Company's products were always delivered directly and were not offered through distributors or sales representatives.

     Competitive business conditions

     The Company competed in a market dominated by a few large, established competitors. These competitors enjoyed the advantages of long-standing relationships; legacy integration of, and attachment to, their systems; name recognition and the financial resilience afforded by long-term contracts. The Company tried to counter its competitive disadvantages by delivering products, designed in accordance with customer specifications more quickly than its competitors. Nevertheless, the Company's lack of financial resources greatly strained its ability to exploit any competitive advantage it may have gained.

     Dependence on a few major customers

     The company was dependent upon a few major customers. The following represents all customers, the revenue from whom exceeded 10% of the annual revenue totals:

                          2002             2001

     Customer A              $ 460,000  $ 336,500
     Customer B               150,000         -0-
     Customer C                   -0-       270,000
     Customer D                  -0-       195,000
     Customer E                  -0-       152,250

     Patents, Copyrights and Trademarks

     The Company owns the trademark: "Trade Virtually Anywhere" and owns the rights to its internally-developed proprietary products. Subsequent to year end, however, (effective March 31, 2003) the Company sold the rights to its exchange trading platform "TGFIN/X" to the New York Mercantile Exchange.

     Research and Product Development

     The company spent $576,884 on research and product development, $433,424 of which was paid for by customers for the year 2002; and $ 286,972, all of which was paid for by customers in the year 2001.

     Employees

     As of December 31, 2002, the Company had six full-time employees and two part time employees. As of December 31, 2001, the Company had eight full-time and two part-time employees. The Company is not a party to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

     The Company files with the SEC an annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and information reports on Form 8-K and other reports as required by law. The investing public may read and copy any materials the company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files its reports electronically. The SEC maintains and Internet site that contains reports, proxy and information statements and other information regarding issuers, such as ourselves, that file electronically with the SEC at (http://www.sec.gov.) The company's web site address is "tradingear.com".

ITEM 2  DESCRIPTION OF PROPERTY

     The company leases approximately 4,500 square feet of office space at 39 Broadway, Suite 740, in New York City for an annual rate of approximately $145,000. The company has no ownership in real estate or buildings.

ITEM 3  LEGAL PROCEEDINGS

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of April 16, 2003 there were no known claims asserted or threatened against the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2002.

                                   PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information

     The Company's common shares trade on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "TGFN". The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for those shares. Such prices reflect inter dealer prices, without retail markup, mark down or commission and may not necessarily represent actual transactions.

                                    2002                       2001

                           High Bid      Low Bid        High Bid   Low Bid

1st  Quarter                  1/16          3/64            3/64   1/128

2nd  Quarter                  3/64        1/128           5/64   1/64

3rd  Quarter                1 1/16        1/128           3/32   1/128

4th  Quarter                2 1/8         9/32            1/16   3/64


Shareholders

     As of December 31, 2002, the Company had 814 record holders of its Common Stock, no record holders of its Class B Common Stock, and 13 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent.

Dividends

     The Company had not paid any dividends on its Common Stock and the Board of Directors of the Company presently intends not to declare dividends, but to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future on the Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. In addition, as noted below, the Company is in arrears in the payment of dividends on its Preferred Stock.

     Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2002 of approximately $280,540 or $5.56 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. There are not sufficient preferred shares (left unconverted) to trade publicly and the financial condition of the company has made the probability of dividend payment to preferred shareholders unlikely.

Securities authorized for issuance under equity compensation plans.

     None

Description of Securities

     Common Stock

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,429,982 were outstanding as of March 31, 2003. Holders of common stock are entitled to one vote per share.

     Preferred Stock

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of March 31, 2003 there were 50,500 shares outstanding. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto. See "ITEM 7 FINANCIAL STATEMENTS".

     The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-KSB for the year ended December 31, 2002. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

     With its headquarters in Downtown New York City, New York, the Company services Exchanges and Brokers in the Financial Services Industry. Over the past year, the Company's industry suffered severe business interruption and a significant reduction in investor participation from several significant events including, but not limited to: (1) the struggling U.S. economy and financial markets (now on a prolonged basis), (2) the attacks upon the financial district in New York City, New York, and (3) the loss of investor confidence. Many of the Company's customers and target customers were forced to retrench and postpone many of their capital improvements. In spite of the Company's excellent product offerings, the weakness of the Company's target industry led management to ultimately sell its primary revenue-producing product, subsequent to year end.

PLAN OF OPERATION

     Subsequent to year end (effective March 31, 2003) the Company sold its primary revenue-producing asset and will have then reverted to a Development Stage Corporation. Management's plans for the first quarter of 2003 called for the servicing of its existing obligations and the completion of the Asset Sale. Thereafter, the Company's future plans are as follows:

     1)   Manage the Company through its transitional steps,
     2) Drastically reduce its expenses in order to preserve available resources. Major steps to that end:

          a)   relocating its offices out of New York City, NY, and
          b)   reducing its work force.

     3) Search for an operating entity with which to affiliate. The Company is free to seek alternative businesses in its existing or other industries. Although several potential merger candidates and prospective subsidiaries have been presented (and are currently under evaluation), no specific operating candidates have been decided upon at this point.

     4) Seek to increase shareholder value. All viable alternatives will be evaluated, including, but not limited to: investments, mergers, purchases, or the offering of Company securities, etc. Alternatives that provide existing shareholders with the greatest potential benefit will be favored.

     5) Change in Management. Inasmuch as the Company's President, Sam Gaer, and its employees will no longer be employed by the Company, S. Emerson Lybbert, the company's former CFO and long-time shareholder will become its new president.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations: 2002 versus 2001.

     Net Income. Net Income decreased significantly in 2002 versus 2001 by approximately $925,000 due to decreases in gross margins of $530,000 and increases in General And Administrative costs of $435,000 (net of other favorable changes of $40,000), as described more fully below.

     Revenues. Revenues decreased in 2002 by approximately $380,000, or 34% due primarily to the loss of design revenues of $246,000, the reduction in trading system fees of $302,000, and a reduction of consulting fees of $70,000; offset by increases in programming fees of $139,000, support fees of $79,000 and maintenance fees of $31,000. Revenues in general were severely adversely affected when customers cancelled potentially large projects, to which the Company was a bidding party. The Company also experienced difficulty collecting certain receivables from existing customers, resulting in the company's reversal of approximately $100,000 of revenues recognized earlier in the year 2002. These events were indicative of a general slow-down in the Company's target industry.

     Cost of Sales (Development Costs). Cost of Sales increased in 2002 by approximately $150,000, or 36% due primarily to an increase in support and service for existing customers (all of which was recovered from customers); an increase in programming costs of $50,000, reflecting a full year's employment of some programmers in 2002 versus a partial year's employment in 2001; and an increase in the costs of maintaining ample communication line capacity for contracted customers of $38,000 some of which failed to complete their obligations therefore.

     Gross Margin (Revenues less Development Costs).Pursuant to the changes in revenues and costs of sales described above, gross margins suffered a corresponding decline from approximately $700,000 in 2001 to $170,000 in 2002, (a decrease of $530,000) or 62% gross margin in 2001, to 23% gross margin in 2002. This result reflects the virtually 100% fixed or semi-fixed nature of Cost of Sales and the unfortunate under-utilization of such fixed operating costs. These costs could have supported far greater revenues, had they materialized.

     General and Administrative Costs. General and Administrative costs increased approximately $350,000, or 55% over similar costs for the year ended 2001. This was due primarily to increases in the following:

      1. Legal and professional expense. These costs increased by approximately $150,000 (two thirds of which were paid in shares of the Company's stock in lieu of cash). The cash portion was paid in connection with the many filings required of a private company acquiring control of a public company in a reverse merger. Most of these costs are not expected to recur in the future.

      2. Officer and Office Salaries. These costs increased approximately $105,000 over similar costs for the year ended 2001. The increase was primarily due to salary increases and to the fact that one employee was paid for the entire year 2002 and only partially for 2001.

      3.    Accounting Fees. These costs increased by approximately
      $75,000. The company became public on September 12, 2002. This event created the need for an increase in periods to be audited, the quantity of information to be audited and the required number of filings of public documents containing financial information. The increase was exacerbated by delays encountered in the Registrant's solicitation of proxies and shareholder votes (prior to the merger), creating the repeated need for Tradingear.com, Incorporated to update its initial audited information. These costs are not expected to recur in the future.

Liquidity and Capital Resources:

     Without the Asset Sale that occurred subsequent to year end (effective March 31, 2003) the Company was not projected to have sufficient liquidity and capital resources to carry out its business plan. This condition and outlook developed primarily due, but not limited to, a combination of the following events:

     a) existing customers experienced difficulty executing their own business plans, becoming slow-paying customers to the Company;
     b) several customers postponed indefinitely their potentially large projects to which the Company was a bidding party;
     c) equity investors, who had previously committed to stock purchases, drastically limited their participation at the last minute; and
     d) shareholders decided to postpone the conversion of their stock options.

     With the Asset Sale, the company has sufficient liquidity and capital resources to execute its business plans for the next year. The company funded its operations in the year 2002 by the sale of stock for $397,968 and by the conversion of Notes Payable in the amount of $316,500. Immediately after the Asset Sale, which was effective March 31, 2003, the company's net assets improved by $3,000,000.

     Capital expenditures for the year ended December 31, 2002 were $12,720. Capital expenditures for the year 2003 are expected to be similarly minimal.


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This quarterly report includes forward looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected", or similar words. All statements, other than statements of historical fact included in this section, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financing; rapid technological change; inability to attract and retain key personnel; the potential for significant fluctuations in operating results; the loss of a major customer; and the potential volatility of the Company's common stock.

     ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

                       TGFIN HOLDINGS, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
TGFIN Holdings, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of TGFIN Holdings, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGFIN Holdings, Inc. as of December 31, 2002 and 2001, and the results of operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                 SAMUEL KLEIN AND COMPANY



Newark, New Jersey
April 15, 2003

                           TGFIN HOLDINGS, INC.
                       CONSOLIDATED BALANCE SHEETS

                                   December 31,   December 31,
                                     2002              2001
                                -------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents       $   137,958     $    230,360
  Accounts receivable, net             54,040                -
  Prepaid expenses                     12,391            6,801
  Deferred Cost                             -           59,899
                                 ------------     ------------
     Total Current Assets             204,389          297,060

Property and equipment, net           120,576          151,964

Deposits                               76,524          101,621
                                 ------------     ------------
     Total Assets                $    401,489     $    550,645
                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable               $    281,732     $     31,087
  Accrued expenses                     45,000           38,431
  Income tax payable                    1,800            4,300
  Deferred Revenue                          -           40,000
                                 ------------     ------------
     Total Current Liabilities        328,532          113,818
                                 ------------     ------------
Stockholders' Equity:
  Preferred stock ($0.01 par value
     8% cumulative preferred stock,
     1,000,000 shares authorized,
     50,500 shares issued and
     outstanding as of December 31,
     2002)                                506                -
  Common stock ($.0001 par value,
     50,000,000 shares authorized,
     22,406,168 and 18,829,309 shares
     issued and outstanding at
     December 31, 2002, and 2001
     respectively)                    224,062          188,294
  Additional paid-in-capital        3,634,324        2,865,196
  Less:  Deferred compensation
     relating to common stock issued
     to consultants for future
     services                        (177,617)        (381,644)
  Retained earnings (deficit)      (3,608,318)      (2,235,019)
                                 ------------     ------------
     Total Stockholders' Equity        72,957          436,827
                                 ------------     ------------
     Total Liabilities and
     Stockholders' Equity        $    401,489     $    550,645
                                 ============     ============

These accompanying notes are integral part of these financial statements.

                      TGFIN HOLDINGS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                                              For the Years Ended
                                                 December 31,
                                              2002           2001
    Revenues
     Software license fees                  $    755,942   $ 1,128,836
                                            ------------   -----------
    Costs and Expenses
     General and administrative                  993,521       640,778
     Development costs                           576,884       426,544
     Consulting fees                             494,791       496,530
     Depreciation expense                         44,109        36,807
                                            ------------   -----------
    Total costs and expense                    2,109,305     1,600,659
                                            ------------   -----------
    Net Loss from Operations                    (574,882)     (471,823)
                                            ------------   -----------
    Other Revenue (Expense):
     Miscellaneous revenue                             -        11,737
                                            ------------   -----------
                                                       -        11,737
    Net Loss from Operations before
     Provision for Income Tax                 (1,353,363)     (460,086)
                                            ------------   -----------
    Provision for Income Tax expense              19,936         7,675
                                            ------------   -----------
    Net Loss                                $ (1,373,299)  $  (467,761)
                                            ============   ===========
    Loss per Share:
     Basic and diluted loss per share       $      (0.06)  $     (0.02)
     Basic and diluted weighted average
     common shares
     common shares outstanding                21,417,257    21,086,319
                                            ============   ===========

    The accompanying notes are an integral part of these financial statements.

                       TGFIN HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                Preferred Stock              Common Stock
                                 Par Value $.01             Par Value $.01
                           ------------------------  -----------------------
                                          Preferred                   Common
                           Number          Stock     Number           Stock
                           of shares       Amount    of shares        Amount
                           ------------   ---------  ------------  ---------
Balances, January 1, 2001             -   $       -    17,788,987  $ 177,890

Issuance of common stock              -           -       785,926      7,859

Common stock issued in
exchange for accounts
payable                               -           -     1,378,870     13,789

Common stock issued for
services                              -           -       881,373      8,814

Cancellation of common stock          -           -    (2,005,847)   (20,058)

Amortization of deferred
compensation                          -           -             -          -

Net loss for the year ended
December 31, 2001                     -           -             -          -
                           ------------  ----------  ------------  ---------
Balances, December 31, 2001           -           -    18,829,309    188,294

Issuance of capital stock
in connection with the
merger                           50,500         506     1,259,414     12,594

Issuance of common stock              -           -       930,833      9,308

Common stock issued in
settlement of accounts
payable                               -           -        50,000        500

Common stock issued upon
conversion of convertible
notes payable                         -           -       753,570      7,536

Common stock issued for
services                              -           -       433,042      4,330

Amortization of deferred
compensation                          -           -             -          -

Write off deferred costs and
costs incurred in connection
with merger                           -           -       150,000      1,500

Net loss for the year ended
December 31, 2002                     -           -             -          -
                            -----------  ----------  ------------  ---------
Balances, December 31, 2002      50,500  $      506    22,406,168  $ 224,062
                            ===========  ==========  ============  =========

[continued]

                       TGFIN HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                               (Continued)

                               Additional              Retained      Total
                               Paid-in    Deferred     Earnings  Stockholders'
                               Capital    Compensation (Deficit)    Equity
Balance, January 1, 2001     $2,557,032  $ (307,188)$(1,767,258)  $   660,476

Issuance of common stock        273,266           -           -       281,125

Common stock issued in
exchange for accounts payable   470,336           -           -       484,125

Common stock issued for
services                        300,476    (291,700)          -        17,590

Cancellation of common stock   (735,914)          -           -      (755,972)

Amortization of deferred
compensation                          -     217,244           -       217,244

Net loss for the year
ended December 31, 2001               -           -    (467,761)     (467,761)
                             ----------  ---------- -----------   -----------
Balance, December 31, 2001    2,865,196    (381,644) (2,235,019)      436,827

Issuance of capital stock in
connection with the merger      (37,273)          -           -       (24,173)

Issuance of common stock        388,660           -           -       397,968

Common stock issued in
settlement of accounts
payable                          17,090           -           -        17,590

Common stock issued upon
conversion of convertible
notes payable                   308,964           -           -       316,500

Common stock issued for
services                        173,086    (153,000)          -        24,416

Amortization of deferred
compensation                          -     357,027           -       357,027

Write off deferred costs and
costs incurred in connection
with the merger                 (81,399)          -           -       (79,899)

Net loss for the year ended
December 31, 2002                     -           -  (1,373,299)   (1,373,299)
                             ----------  ----------  ----------   -----------
Balances, December 31, 2002  $3,634,324  $ (177,617)$(3,608,318) $     72,957
                             ==========  ========== ===========  ============

                        TGFIN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Years Ended
                                                December 31,
                                               2002        2001
Cash Flows from Operating Activities:
 Net Loss                                 $ (1,373,299) $ (467,761)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                 44,109      36,807
  Amortization of deferred compensation        357,027     217,244
  Compensation costs of common stock
    issued to consultants                       24,416      17,590

  Changes in assets and liabilities, net
  of effect from:
   Decrease (increase) in accounts receivable  (54,040)     50,300
   Increase in prepaid expenses                 (5,590)     (6,801)
   Increase in deferred costs                        -     (59,899)
   decrease in deposits                         25,097           -

   Increase in accounts payable and accrued
   expenses                                    228,130     205,900
   Increase (decrease) in deferred revenue     (40,000)    (90,000)
   Increase (decrease) in accrued tax payable        -           -
                                            ----------  ----------
    Net cash used in operating activities     (794,150)    (96,620)
                                            ----------  ----------
Cash Flows from Investing Activities:
 Purchase of property and equipment            (12,720)    (51,402)
                                            ----------  ----------
   Net cash (used in) investing activities     (12,720)    (51,402)
                                            ----------  ----------
Cash Flows from Financing Activities:
  Cash proceeds from officer's loan                  -      28,000
  Repayment on officer's loan                        -     (28,000)
  Cash proceeds from issuance of
   convertible notes payable                   316,500           -
  Issuances of common stock                    397,968     281,125
                                            ----------  ----------
   Net cash provided by financing activities   714,468     281,125
                                            ----------  ----------
Net Increase (Decrease) in Cash and Cash
Equivalents                                    (92,402)    133,103

Cash and Cash Equivalents, beginning of year   230,360      97,257
                                            ----------  ----------
Cash and Cash Equivalents, end of year      $  137,958  $  230,360
                                            ==========  ==========

These accompanying notes are an integral part of these financial statements.

                       TGFIN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)
                                             For the Years Ended
                                                December 31,
                                               2002        2001
Cash paid during the period for:
  Income Taxes                            $    17,889  $    3,425
                                           ==========  ==========
  Interest                                $         -  $    9,200
                                           ==========  ==========
Supplemental Disclosures of Noncash
Investing and Financing Activities:
 Common stock issued upon conversion of
 convertible notes payable                $   316,500  $        -
                                           ==========  ==========
 Common stock cancelled in exchange for
 marketable securities                    $         -  $ (755,847)
                                           ==========  ==========
 Common stock issued in settlement of
 accounts payable                         $    17,590  $  484,125
                                           ==========  ==========
 Common stock issued for services         $    24,416  $  309,290
                                           ==========  ==========
 Common stock issued for prepaid services $   153,000  $        -
                                           ==========  ==========
 Costs of Merger                          $    79,899  $        -
                                           ==========  ==========
 Net liabilities assumed in merger with
 Digitran System, Inc.                    $    24,173  $        -
                                           ==========  ==========

These accompanying notes are an integral part of these financial statements.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company consists of TGFIN Holdings, Inc. ("TGFIN") and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated ("TradinGear"), together , the "Company". TGFIN was incorporated under the laws of Delaware in March 1985 (originally as Mark, Inc.). TradinGear.com, Incorporated was incorporated under the laws of the State of Delaware on July 7, 1999.

TradinGear.Com, Inc. produces trading software designed for the financial services industry. The Company's software technology is designed to provide stock exchanges and broker dealers in the securities industry the ability to offer to its customers an on-line electronic system for securities trading.


On September 12, 2002, TGFIN, formerly Digitran Systems, Incorporated ("Digitran", a publicly held Delaware corporation) acquired
TradinGear, in a reverse merger("merger"), whereby the shareholders of TradinGear acquired control of Digitran. The provisions of the Merger included a post-merger name change in which Digitran became TGFIN Holdings, Inc. Former Digitran common stock shareholders exchanged their shares for TGFIN Holdings, Inc. common stock shares on a 21-to-1 reverse split basis; former Digitran common stock Class B shareholders exchanged their shares for TGFIN Holdings, Inc. common stock shares on a 20-to-1 reverse split basis; and former TradinGear.com, Incorporated common stock shareholders exchanged their shares for TGFIN Holdings, Inc. common stock shares one a 1-to-1 basis. TradinGear.com, Incorporated continues as the only operating subsidiary of TGFIN Holdings, Inc., and is wholly-owned.

Principles of Consolidation

The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements reflect the consolidation of Digitran's Balance Sheet as of September 12, 2002, the date of the merger.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities, approximate fair value because of their short maturities.

Revenue Recognition

The Company's revenues are derived principally from providing its customers with software applications that enable them to conduct stock transactions online. Additional revenue may be derived from post contract support services such as maintenance/service contracts, hosting upgrades and enhancements. The Company's principle revenues are recognized utilizing the percentage of completion method of accounting for contract revenues in conformity with Accounting Research Bulletin 45 (ARB-45) "Long Term Construction - Type Contracts" and the guidance contained within the American Institute of Certified Public Accountants' Statements of Position ("SOP") 81-2 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2 "Software Revenue Recognition." Accordingly the Company recognizes its principle revenues from its software arrangements only upon the completion and acceptance by the customer of contracted milestones. The Company's post contract support services revenue is recognized over the period during which the service is expected to be performed. The software arrangements provide for no right of return or refunds and are fixed or determinable. Deferred revenue represents amounts received on uncompleted project milestones.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002
                           (Continued)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment

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

Product Development

Costs incurred in conjunction with the development of new products are charged to expense as incurred. Material software development costs subsequent to the establishment of technological feasibility will be capitalized. Based upon the Company's product development process, technological feasibility is established upon the completion of a working model. To date, the attainment of technological feasibility and the general release to customers have substantially coincided.

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

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002
                           (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

The Company will follow Accounting Principles Board Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees" in accounting for future employee stock option plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board Statement No. 123, (FASB
123), "Accounting for Stock Based Compensation" are applied in accordance with FASB 123 at the fair value of these options.

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previous fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Common equivalent shares also include the incremental common shares issuable upon the conversion of the Preferred Stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Earnings (loss) per share in these financial statements have been computed assuming the number of shares outstanding as of the date of the merger (21,086,319), were outstanding from January 1, 2001 to September 12, 2002.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002
                           (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on the Company's future financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 updates; clarifies and simplifies certain accounting pronouncements. The adoption of SFAS 145 is effective in large part for transactions occurring after May 15, 2002. SFAS 145 had no impact on the Company's financial position or results of operations in the year ended December 31, 2002 and the Company does not expect the adoption of SFAS 145 to have an impact on its future financial position or results of operations.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002
                           (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No 94-3. The adoption of SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant Impact on its future financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.


2.  ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable consist of the following at:

                                             December 31,
                                           2002       2001
           Accounts Receivable Trade      $54,040  $      -
                                          =======  ========

3.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at:
                                                                 Estimated
                                                December 31,      Useful
                                              2002       2001      Lives
          Computer equipment              $210,929  $ 198,208      5
          Office equipment                   7,654      7,654      5
          Leasehold improvements             7,350      7,350      5
                                          --------  ---------
                                           225,933    213,212
          Less: Accumulated depreciation   105,357     61,248
                                          --------  ---------
                                          $120,576  $ 151,964
                                          ========  =========

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002
                           (Continued)



4. CONVERTIBLE NOTES

In early September 2002, the Company issued 6% convertible notes for $316,500. The notes were sold in units of $ 42,000, with each unit convertible into 100,000 common shares and 100,000 options to purchase common shares of the Company at ($0.40, expiring two years from the date the notes were issued.

These notes were converted in full, subsequent to the merger and prior to September 30, 2002. Upon conversion of the notes, the Company issued 753,570 shares of its common stock and 753,570 options to purchase common stock at $0.40 per share, exercisable prior to September 10, 2004.

5.  PROVISION FOR INCOME TAXES

For the periods from inception (July 7, 1999) to December 31, 2002 the Company had accumulated losses of $3,608,318. In the first quarter of 2003 the company completed a transaction in which a wholly owned subsidiary of the company sold its major asset for $ 3,000,000., Along with this transaction, the company's president and several of the company's other key individuals became employees of the purchasing entity. Due to the necessary future changes in management and during the time in which the company explores potential new business opportunities, no federal tax expense or benefit will be reported in the financial statements due to the uncertainty of future operations.


6.  COMMITMENTS AND CONTINGENCIES


Litigation

The Company is subject from time to time to litigation arising from the normal course of business. In management's opinion, any such contingencies would be covered under its existing insurance policies or would not materially affect the Company's financial position or results of operations.

Leases

The Company leases office equipment and office space under noncancellable operating leases. Commitments under these leases are as follows:

                                           December 31,
                        2003                $142,855
                        2004                 146,741
                        2005                 150,743
                        2006                 102,663
                        2007                       -
                                            --------
                                            $543,002
                                            ========

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002
                           (Continued)



6.  COMMITMENTS AND CONTINGENCIES (Continued)

Employment and Consultant Agreements

On December 10, 1999 the Company entered into an employment agreement with Samuel H. Gaer, the Chief Executive Officer of the Company. The agreement was for a term of three years commencing January 1, 2000 and provided for a base annual salary of $120,000 and for bonuses as determined by the Company's Board of Directors. This employment agreement expired on December 31, 2002.

The Company entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement is for the term of three years commencing October 1, 2002 and provides for a base annual salary of $100,000 and for bonuses as determined by the Company's Board of Directors.

The Company entered into a consulting agreement for a one year period, beginning on January 1, 2002 for legal and advisory services, which provided for the issuance of 230,000 shares of the Company's common stock valued at $.40 per share, or $92,000. As of December 31, 2002, the value of 101,383 shares was unearned and deferred.

The Company also entered into a consulting agreement for a one year period, beginning October 1, 2002 for accounting and financial reporting services, which provided for the issuance of 70,000 shares of the Company's stock, valued at $.40 per share, or $28,000; of which $14,545 was unearned as of December 31, 2002 and deferred. The Agreement also provided for cash payments of $2,000 per month.

The Company also entered into a consulting agreement for six months, beginning on September 1, 2002 for advisory services, which provided for the issuance of 175,000 shares of the Company's common stock valued at $.40 per share, or $70,000; of which $23,333 was unearned as of December 31, 2002 and deferred.

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

An employee does not fully vest in the plan until the completion of three years of employment. The Board of Directors will determine the Company's contributions to the plan on a discretionary basis. The Company has not made any contributions to date.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002
                           (Continued)



7. CAPITAL STOCK

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share common stock, and 1,000,000 shares of $.01 par value preferred stock. Holders of common stock are entitled to one vote per share and the holders of the preferred stock are entitled to one - tenth of a vote for each share of preferred stock held.

Preferred Stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of December 31, 2002, there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2002 of approximately $280,540 or $5.56 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The Company has represented that it does not intend to declare a dividend.

Common Stock and Common Stock Purchase Warrants and Options

In April 2001, the Company sold 710,585 shares of its common stock for $250,000 to an investor consultant. The Company also issued 500,000 shares of its common stock to this individual in exchange for a two year consulting agreement valued at $175,950 which expired in April 2002.

Also during April 2001, the Company issued 1,710,584 shares in satisfaction of amounts owed to a consultant amounting to $262,500 and for (then) future consulting services valued at $337,500, or a total of $600,000.

During the fourth quarter of 2001, the Company issued 25,000 shares of its common stock to an investor for $10,000. In addition, the Company issued to a consultant 100,000 shares of its common stock for services rendered valued at $17,590 for 2001 and $20,000 for 2002. The Company also sold to this consultant for $1,000, an option to purchase 50,000 shares of its common stock at $0.40 per share commencing December 21, 2001 and ending on December 21, 2004.

During the first quarter of 2002, the Company sold 797,500 shares of its Common stock at $ .40 per share to three investors and received net proceeds of $ 298,000. In connection with this sale, the Company issued to an agent 97,500 warrants to purchase common stock for $0.48 per share, exercisable through March 31, 2004.

As discussed in Note 4, in September of 2002 the holders of 316,500 face value 6% convertible notes exercised their conversion rights and the Company issued 753,570 options to purchase common stock at $0.40 per share, exercisablethrough September 10, 2004.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002
                           (Continued)



7. CAPITAL STOCK (continued)

In connection with the merger with Digitran, the Company issued to the previous shareholders of Digitran 1,259,414 shares of its common stock, 50,500 shares of preferred stock and assumed net liabilities of $24,173. Also, the Company issued 150,000 shares of its common stock to three consultants for their services in connection with the merger. Inasmuch as the par value for TGFIN was $.01 and the par value for TradinGear was $.0001, an adjustment was made within the stockholder's equity accounts (retroactive to January 1, 2001) to present all common shares with the same $.01 par value of TGFIN, for all periods presented.

In addition, the Company recognized the assumption of 9,810 warrants and options previously issued to the former holders of Digitran, to purchase common stock at prices ranging from $10.50 and $21.00 per share, and with expiration dates through January 2004.

During 2002, the company issued 433,042 shares of its common stock to consultants for services valued at $177,416; of which $ 24,416 was unearned as of December 31, 2002 and was deferred.

During 2002 the company issued 50,000 shares of its common stock in settlement of accounts payable of $17,590.

During November 2002, pursuant to a private placement of its securities shareholders purchased 133,333 shares of the Company's common stock at $.75 per share, with warrants to purchase 17,333 shares of its common stock, exercisable at $.90 for a period of two years.

8. SUBSEQUENT EVENT

On January 9, 2003 the Company's wholly-owned subsidiary, TradinGear.Com Incorporated reached an agreement in principle with the New York Mercantile Exchange (NYMEX) for the sale of certain of its intellectual property and assets for $3,000,000 in cash. A final agreement was entered into during February and the transaction closed on March 31, 2003.

     ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                             PART III

     ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Directors and executive officers

     The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    Samuel Gaer                 36            Chairman, Director, President

    Ron Comerchero              49            Director

    Marni Gaer                  36            Director, Secretary

    Bruce Frank                 43            Vice-President


     The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. During the fiscal year ended December 31, 2002 there was one meeting of the Board of Directors, related to the reverse merger with Digitran Systems, Incorporated, at which all Board members were in attendance. The Board has an audit committee consisting of Samuel Gaer (Chairman) and Ron Comerchero.

Samuel Gaer - Chairman of the Board, President

     Samuel Gaer became the President and a Director of TradinGear upon its incorporation in July 1999. Mr. Gaer has twelve years experience in financial markets and financial software. He started his career on Wall Street after graduating from the University of Pennsylvania, Wharton School of Business in 1988. At that time he leased a seat on the New York Commodities Exchange ("COMEX"). In 1989 he formed Gaer Trading Group, a floor brokerage business, which merged with Millennium Futures Group in 1993, forming what was then the largest floor brokerage operation on the COMEX, servicing the major Wall Street trading houses.

     In 1995 Mr. Gaer founded AustinSoft, Inc., a developer of financial analysis software for options traders. AustinSoft's Option Trader line of software won Stocks and Commodities Magazine's Readers' Choice Awards from 1996-1999. In July 1999 Mr. Gaer formed TradinGear for the purpose of developing and providing electronic information systems for and exchanges, while still involved in AustinSoft for the individual trader.

Marni Gaer - Secretary, Treasurer, Director

     Marni Gaer became the Secretary and Treasurer and a Director, as well as corporate counsel, of TradinGear in October 1999. Since 1992, Ms. Gaer also has been and currently serves as Vice-President and General Counsel for International Printing Corporation, a family business located in Queens, New

York, where her responsibilities include union and labor negotiations and general corporate law. Ms. Gaer earned her JD from Brooklyn Law School in 1991 and graduated from the University of Pennsylvania with a Bachelor of Arts in Economics in 1988.

Ron Comerchero - Director

     Ronald Comerchero became a Director of TradinGear in October 1999. He has twenty years experience in the trading business, Mr. Comerchero became a Member of the New York Mercantile Exchange ("NYMEX") in 1981, and worked as an independent floor trader until 1995. During that time he served as a Director of the New York Mercantile Exchange, and was the Chairperson of the Arbitration Committee and Vice Chair of the Business Conduct and Membership Committee. In 1995 he became Managing Director of Pioneer Futures, one of the largest independent clearinghouses on the NYMEX. In 1998 he became an allied member of Valhalla Partners, and currently is responsible for risk management procedures implemented at Valhalla and (through Valhalla Management) risk management at Catalyst Trading LLC.

Bruce Frank - Vice-President

     Bruce Frank joined TradinGear as a Vice President in March 2001. From February 1998 through February 2001 he was the chief operating officer of Javelin Technologies and from February 1997 through February 1998 he was a senior manager at Arthur, Andersen & Co., marketing and managing consulting engagements. Mr. Frank is a graduate of Pace University (B.A., Computer Science, 1988).


Significant Employees

S. Emerson Lybbert   In-coming Chairman, Director, and CEO

     Scott Emerson Lybbert, 45 years old, is expected to contribute to the Company as its CEO and Chairman by Board appointment shortly after this report is filed. Mr. Lybbert is currently not an employee, but since October 1, 2002, has been a consultant under contract to perform and advise the Company with respect to normal CFO duties. Mr. Lybbert held the same position for the parent company, when it was Digitran Systems, Incorporated ("Digitran") in Logan, Utah from March 1998 to March 1999, during which time he also served as a Director and Corporate Secretary. From March 1999 to March 2001, he served as Chief Financial Officer and Chief Information Officer of Reynolds Corporation, a Division of Selkirk Industries, in Lynnwood Washington. From April 2001 until present, he has been self-employed as an Independent Consultant. Nevertheless, from April 2000 until the merger with TradinGear.com, Incorporated on September 12, 2002, he had been a consultant to the Company on a limited, volunteer basis, which included an appointment as Corporate Secretary in April 2001.

     Mr. Lybbert graduated from the University of Utah with a Bachelors and Masters Degree in Professional Accountancy in 1983 and 1984, respectively. He then joined the Tampa, Florida office of Price Waterhouse until leaving in 1991 as an Audit Manager. Since leaving the firm in 1991, Mr. Lybbert has been both, a CFO and CIO for nine years; Consultant for three years; and Investor for all twelve. He has a wide range of experience in manufacturing, agriculture, food processing, retail, wholesale distribution, public utilities, software, and investment fund management. Mr. Lybbert has been a shareholder since 1991.

Family Relationships

     Samuel and Marni Gaer have been married to each other for over ten years.

Involvement in certain legal proceedings by Officers and Directors

     None

     Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

     The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2002.

     ITEM 10  EXECUTIVE COMPENSATION

     The following table sets forth certain specified information concerning the compensation of the Chief Executive Officer of the Company and all other officers (the Named Executive Officers):

                         Annual Compensation
                    ____________________________
(a)       (b)       (c)       (d)       (e)
                                             Long-term compensation
Name and                                     ____(f)________(h)______
Principal                                    Restricted      Other
Position    Year       Salary  Bonus   Other Stock Awards
----------- ----      -------- -----   ----- ------------------------
Samuel Gaer 2002      $206,000  -0-       -0-      -0-   -0-
Chairman,   2001       155,000  -0-       -0-      -0-   -0-
CEO         2000       145,000  -0-       -0-      -0-   -0-

Marni Gaer  2002      $ 53,350  -0-       -0-      -0-   -0-
Director,   2001         7,200  -0-       -0-      -0-   -0-
Counsel     2000           -0-  -0-       -0-      -0-   -0-

Ron Comerchero
Director    2002           -0-  -0-       -0-   $82,875  -0-
            2001           -0-  -0-       -0-    82,875  -0-
            2000           -0-  -0-       -0-    82,875  -0-

Bruce Frank 2002       $ 27,000 -0-       -0-  $150,000  -0-
Vice-Pres.  2001          8,000 -0-       -0-   150,000  -0-
            2000           -0-  -0-       -0-   150,000  -0-

S. Emerson
 Lybbert    2002           -0-  -0-     $ 6,000 $17,455  -0-
(In-coming  2001           -0-  -0-     $ 7,500 $   100  -0-
 CEO)       2000           -0-  -0-       -0-   $   200  -0-


    Other Items

    There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2002 by any Named Executive Officer.

    Options and Stock Issuances

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

    (a)           (b)              (c)             (d)         (e)
                                                Number of     Value of
                                               Unexercised  Unexercised
                                               Options/SARs Options/SARs
                                               at FY-End (#)at FY-End ($)
            Shares Acquired      Value         Exercisable/  Exercisable/
     Name  on Exercise (#)     Realized($)   Unexercisable  Unexercisable


    Samuel Gaer
    (Chairman, Director)
       2002   -0-               -0-                   0/0     $0/0
       2001   -0-               -0-                   0/0     $0/0

    Ron Comerchero
    (Director)
       2002   -0-               -0-                   0/0     $0/0
       2001   -0-               -0-                   0/0     $0/0

    Marni Gaer
    (Director)
       2002   -0-               -0-                   0/0     $0/0
       2001   -0-               -0-                   0/0     $0/0

    Bruce Frank
    (Vice-President)
       2002   -0-               -0-                   0/0     $0/0
       2001   -0-               -0-                   0/0     $0/0

    S. Emerson Lybbert
    (In-coming Chairman)
       2002   -0-               -0-                   0/0     $0/0
       2001   -0-               -0-                   0/0     $0/0


     Director Compensation

     At the discretion of the Chairman of the Board, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director. No options were granted to Directors or Officers during the fiscal years ended December 31, 2002 or 2001.

     The Company's Bylaws as well as Delaware corporate statutes provide for indemnification of and advances of expenses (including legal fees) under certain circumstances for officers and directors who are a party to or threaten to be made a party to any proceeding by reason of the fact that they are a director, officer or employee of the Company, against expenses and amounts paid in settlement of such actions.

    ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 2003 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") and Class B Common Stock beneficially owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, Preferred Stock and Class B Common Stock, by each director and each officer of the Company and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.

                                                   Voting
    Name and                   Number             Power and
    Address of              of shares             Percent of
    Beneficial            of outstanding          outstanding
    Owner\Identity           Common               Common
    of Group                 Stock                Stock

    Samuel Gaer *              6,675,000              29.8%
    39 Broadway, Suite 740
    New York, NY 10006

    Marni Gaer (2) *           2,000,000               8.9%
    39 Broadway, Suite 740
    New York, NY 10006

    Ronald Comerchero *        2,000,000               8.9%
    205 Third Avenue, 7K
    New York, NY 10003

    Kim Hemphill (3)           1,950,351               8.7%
    16006 East Jacobs Road
    Spokane, WA  99217

    Bruce Frank  *             1,710,584               7.6%
    238 Christopher Street
    Montclair, NJ 07043

    Global Net Financial (4)   1,338,889               6.0%
    7284 West Palmetto Park
    Boca Raton, FL 33433

    Norman Fuchs               1,200,000               5.3%
    5 Flagpole Lane
    East Setauket, NY 11733


    All executive officers
    and directors as a
    group (4 persons)         12,385,584              55.2%


(1) Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned. As at the date hereof, TGFIN Holdings, Inc. had outstanding 22,429,982 shares of its common stock.

(2) Marni Gaer is the wife of Samuel Gaer. Includes 100,000 shares held in trust for the children of Marni and Samuel Gaer, of which Marni Gaer is the Trustee.

(3) Amount includes shares held in Trusts, for which Kim Hemphill is the Trustee.

(4) Global Net Financial was owned by Mr. Alan Jacobs and presently is owned by New Media Spark which is owned by Mr. Chuck Berry.

Since None of the Beneficial Owners or Groups listed above holds any other class of shares other than common stock.

*Indicates current officer or director of the Company.


     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Subsequent to year end and effective March 31, 2003 Samuel Gaer, Chairman and President, was hired on a full-time basis as the Chief Information Officer of the New York Mercantile Exchange, the Parent company of the purchasing party to the Asset Sale.


     ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:
          99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)    Reports on Form 8-K during the last quarter:

                1. An amended report on Form 8-K/A was filed on November 11, 2002 to provide Financial and Pro Forma Financial information to a report on Form 8-K filed September 13, 2002.
                2. A report on Form 8-K was filed on December 16, 2002 to report the execution of an agreement to provide an over-the-counter-trading platform to the New York Mercantile Exchange.

     ITEM 14 CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's required filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and of and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, subsequent to the date of the completion of the Company's evaluation.

        Signatures




    /s/ Samuel Gaer                Chairman of the Board, Director
    -------------------------
    Samuel Gaer                    April 15, 2003


    /s/ Ron Comerchero             Director
    -------------------------
    Ron Comerchero                 April 15, 2003


    /s/ Marni Gaer                 Director
    -------------------------
    Marni Gaer                     April 15, 2003

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: April 15, 2003


                         TGFIN Holdings, Inc.
                         (Registrant)



                         By/s/ Samuel Gaer
                           ----------------------------
                           Samuel Gaer, President
                           Principal Executive Officer,
                           Principal Financial Officer

     CERTIFICATIONS

     I, Samuel Gaer, certify that:

          1. I have reviewed this annual report on Form 10-KSB of TGFIN Holdings, Inc.;
          2. Based upon my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and
               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/ Samuel Gaer                Chief Executive Officer
    -------------------------
         Samuel Gaer                April 15, 2003

     I, Samuel Gaer, certify that:

          7. I have reviewed this annual report on Form 10-KSB of TGFIN Holdings, Inc.;
          8. Based upon my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
          9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
          10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and
               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
          11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
          12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/ Samuel Gaer                Chief Financial Officer
    -------------------------
         Samuel Gaer                April 15, 2003