Form 10QSB
period 2003-03-31
TGFIN HOLDINGS INC
filed 2003-05-15
CIK 876134

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 1-11034


                        TGFIN HOLDINGS, INC.
      (Exact name of registrant as specified in its charter)

               Delaware                        72-0861671

     (State or other jurisdiction of         (IRS) employer
     incorporation or organization)          identification No.)


            1517 North 260 East, North Logan, Utah    84321

          (Address of principal executive offices and zip code)

                         (435) 755-0188

          (Registrant's telephone number, including area code)

      39 Broadway, Suite 740, New York, New York    10006
                         (212) 363-3900

       (Former address, which changed since last report)

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                          THE PRECEDING FIVE YEARS

                                N/A

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes         No
     ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                            Outstanding at March 31, 2003
Common stock, $.01 par value                    22,431,168

Transitional Small Business Disclosure Format (Check one)

       Yes         No   X

PLEASE ADDRESS ALL CORRESPONDENCE TO:     Mark Gasarch, Esq.
                                          150 East 58th Street
                                          34th floor
                                          New York, New York 10155
                                          (212) 956 -9595

                       TGFN HOLDINGS, INC.
                        TABLE OF CONTENTS


                                                                   PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of March 31, 2003                               3

              Unaudited Condensed Consolidated Statements of
               Operations, for the three month periods ended
               March 31, 2003 and 2002                               4

              Unaudited Condensed Consolidated Statements of Cash
                  flows, for the three month periods ended
           March 31, 2003 and 2002                                   5

              Notes to Unaudited Condensed Consolidated Interim
                  Financial Statements                               7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                    10

   Item 3.  Controls and Procedures                                 12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         FINANCIAL STATEMENTS

                             March 31, 2003
                          TGFIN HOLDINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                      March 31,       December 31,
                                        2003               2002
                                    -------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents          $ 2,953,318      $   137,958
  Accounts receivable, net                31,250           54,040
  Prepaid expenses                        14,752           12,391
                                    ------------     ------------
     Total Current Assets              2,999,320          204,389

Property and equipment, net                    -          120,576

Deposits                                       -           76,524
                                    ------------     ------------
     Total Assets                   $  2,999,320     $    401,489
                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                  $    279,895     $    281,732
  Accrued expenses                        45,000           46,800
                                     -----------      -----------
     Total Current Liabilities           324,895          328,532
                                     -----------      -----------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
     1,000,000 shares authorized,
     50,500 shares issued
     and outstanding                         506              506
    Common stock ($.01 par value),
   50,000,000 shares authorized,
   22,431,168 issued and
   outstanding at March 31,
   2003                                  224,312          224,062
  Additional paid-in-capital           3,644,074        3,634,324
  Less:  Deferred compensation
   Relating to stock issued to
   consultants                           (13,751)        (177,617)
  Retained earnings (deficit)         (1,180,716)      (3,608,318)
                                    ------------     ------------
     Total Stockholders' Equity        2,674,425           72,957
                                    ------------     ------------
     Total Liabilities and
     Stockholders' Equity           $  2,999,320     $    401,489
                                    ============     ============

These accompanying notes are integral part of these financial statements.

                       TGFIN HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                         Three Months Ended
                                    March 31,            March 31,
                                      2003                2002
    REVENUES                      $       -         $      -
    COSTS AND EXPENSES
     General & admin.             $       -         $      -
     Development costs                    -                -
     Consulting fees                      -                -
     Depreciation expense                 -                -
                                  ----------        ---------
    Total costs and expense               -                -


    Net Income (loss) before
     Provision for Income
     Taxes                        $        -        $      -

    Provision for
     Income taxes                 $        -        $      -

    OPERATING INCOME (LOSS) BEFORE
      DISCONTINUED OPERATIONS     $        -        $      -

    DISCONTINUED OPERATIONS

    Loss from Operations (NOTE 3) $ (469,668)       $ (219,307)

    Loss before extraordinary
        Item                      $ (469,668)       $ (219,307)

    Net Gain from sale of
      assets (NOTE 2)             $2,897,429               -

    NET INCOME (LOSS)             $2,427,602        $ (219,307)

    BASIC AND DILUTED
     INCOME(LOSS)
     PER SHARE:
  Continuing operations           $    (0.00)       $    0.00
  Discontinued operations         $    (0.02)       $   (0.01)
  Extraordinary                   $     0.13        $    0.00
                                  ----------        ---------
        Total                     $     0.11        $   (0.01)


    Weighted Average number
    of shares outstanding         22,431,168       21,086,319

    The accompanying notes are an integral part of these consolidated financial statements.

                        TGFIN HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                          For the Three Months Ended
                                                  March 31,
                                               2003        2002
Cash Flows from Operating
Activities:
 Net Income (Loss)                   $  2,427,602  $  (219,307)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Depreciation and
  Amortization                             11,297       10,774
  Amortization of deferred
  Compensation                            105,648       71,800
  Write off of deferred
   Compensation                            58,218            -
  Write off of fixed assets                 6,707         -
  Compensation costs of common stock
    issued to consultant                   10,000            -

  Changes in assets and
  liabilities, net of effect
  from:
   Decrease (increase) in
   accounts receivable                     22,790     (164,154)
   Increase in prepaid
   Expenses                                (2,361)     (26,094)
   Increase in deposits                   (76,524)           -

   Increase (decrease) in
   accounts payable and accrued
   expenses                                (3,637)       5,686
   Increase (decrease) in
   deferred revenue                             -      (40,000)
                                       ----------  -----------
    Net cash generated by (used in)
    Operating activities                2,712,768     (361,295)
                                       ----------  -----------
Cash Flows from Investing
Activities:
 Purchase of property and
 Equipment                                      -       (6,322)
 Sale of property and
 Equipment                                102,571            -
                                       ----------   ----------
   Net cash provided by
   (Used in) investing
   Activities                             102,571       (6,322)
                                       ----------   ----------
Cash Flows from Financing
Activities:
    Issuance of common stock                    -      298,000
                                       ----------   ----------
   Net Cash provided by
   Financing Activities                         -      298,000
                                       ----------   ----------
Net Increase (decrease) in
cash and Cash Equivalents               2,815,360      (69,617)

Cash and Cash Equivalents,
beginning of period                       137,958      230,360
                                       ----------   ----------
Cash and Cash Equivalents,
end of period                          $2,953,318   $  160,743
                                       ==========   ==========

These accompanying notes are an integral part of these financial statements.

                      TGFIN HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS
                         (continued)
                                          For the Three Months Ended
                                                  March 31,
                                               2003        2002
Cash paid during the period
for:
  Income Taxes                            $     1,800  $        -
                                           ==========  ==========
  Interest                                $        -   $      172
                                           ==========  ==========
Supplemental Disclosures
of Noncash Investing and
Financing Activities:
Common Stock issued for
 Services                                 $    10,000  $  309,290
                                           ==========  ==========

These accompanying notes are an integral part of these financial statements.

                      TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2003


NOTE 1: THE COMPANY AND CONDENSED FINANCIAL STATEMENTS

The Company

The Company consists of TGFIN Holdings, Inc. ("TGFIN") and its sole and wholly-owned operating subsidiary, TradinGear.Com Incorporated ("TradinGear", together, the "Company"). TGFIN was incorporated under the laws of Delaware in March 1985 (originally as Mark, Inc.). TradinGear was incorporated under the laws of the State of Delaware on July 7, 1999.

TradinGear produced trading software designed for the financial services industry. The Company's software technology was designed to provide stock exchanges and broker dealers in the securities industry the ability to offer to its customers an on-line electronic system for securities trading.


Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the respective full years.

The software marketed by the Company often sold at a relatively high price in comparison to the total annual sales of the Company. This relationship could lead to individual sales having a disproportionately large effect on total sales, at the current revenue volume. Therefore, sales within a quarter can lead to highly volatile results of operations for individual quarters. The results for individual quarters may not be indicative of annual results. All quarterly information should be considered in light of the last fiscal year and the current year to date operations of the Company.

                         TGFIN HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003
                             (Continued)

NOTE 2: ASSET SALE

On January 9, 2003 a Special Meeting of a majority of shareholders was held in order to approve the sale of a substantial portion of the assets of TradinGear; subsequently, the shareholders were provided an Information Statement on March 4, 2003; and lastly, the transaction ("Asset Sale") was completed on March 31, 2003. The buyer received all rights to the trading platform "TGFIN/X", along with equipment and furniture with a book value of $102,571. The Company received $3,000,000 (of which $100,000 was placed in escrow for possible indemnification claims, for one year). The Company recognized a Gain on the Sale of Assets of $2,897,429.

Since as of March 31, 2003 the Company ceased continuing operations, it will henceforth (until it affiliates with another operating entity) report as a "Development Stage Corporation". The company is currently seeking affiliation partner(s).

NOTE 3: DISCONTINUED OPERATIONS

On January 9, 2003 a Special Meeting of a majority of shareholders was held in order to approve the sale of a substantial portion of the assets of TradinGear. The transaction was completed on March 31, 2003. The following is summary of the loss from discontinued operations resulting from the elimination of the operating assets. The prior year balances have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                                         Three Months Ended
                                    March 31,            March 31,
                                      2003                2002

    REVENUES                      $  118,079        $ 235,655
    COSTS AND EXPENSES
     General & admin.             $  170,310        $ 267,039
     Development costs                98,838          114,476
     Consulting fees                 165,696           60,680
     Depreciation expense             11,297           10,774
     Deferred costs expense          141,449                -
                                  ----------        ---------
    Total costs and expense          587,590          453,141


    Net Income (loss) before
     Provision for Income
     Taxes                        $ (469,511)       $(217,486)

    Provision for
     Income taxes                 $        -        $   1,649

    Net Loss                      $ (469,511)       $(219,307)


In conjunction with the discontinuance of operations, the Company recognized a gain of $2,897,429 from the sale of the operating assets. The deferred costs expense of $141,449, above, consists of: the write-off of deferred compensation of $58,218; the write-off of fixed assets of $6,707; and a reserve for deposits of $76,524 and represents previously deferred costs, whose future realization was potentially impaired by the discontinuance of operations.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which could seek damages against the Company. Management believes that the amount, if any, that may result from these claims, will not have a material adverse affect on the financial statements. Currently there are no threatened or asserted claims against the Company.

Leases and related deposits

The Company leases office equipment and office space under noncancellable operating leases. The Company was required to deliver a deposit for the office space in New York City, NY. The amount of the deposit as of March 31, 2003 was $76,524. The future realization of the deposit is neither known nor likely. Therefore, a reserve has been established in the full amount of the deposit. Total commitments under these leases (without regard for the deposits) at March 31, 2003 were as follows:

                2003                     107,141
                2004                     146,741
                2005                     150,743
                2006                     102,663
                                       ----------
                                       $ 495,350
                                       ==========
Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert, the Chief Executive Officer of the Company. The agreement was for a term of three years commencing April 1, 2003 and provides for a base salary of $100,000 and for bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years commencing October 1, 2002 and provided for a base annual salary of $100,000 and for bonuses as determined by the Company's Board of Directors.

401(k) Plan and Profit Sharing Plan

The Company has approved a 401(k) Plan and a Profit Sharing Plan which covers full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pretax basis not to exceed the current Federal limitation of $10,500 per year (as adjusted for cost of living increase). Amounts contributed to the 401(k) Plan are nonforfeitable. Under the Profit Sharing Plan, a member in the plan participates in the Company's contributions to the Plan as of December 31 in any year, with allocations to individual accounts based on annual compensation.

An employee does not fully vest in the plan until completion of three years of employment. The Board of Directors determines the Company's contributions to the plan on a discretionary basis. The Company has not made any contributions to date.

                          TGFIN HOLDINGS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2003
                             (Continued)

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at March 31, 2003. Although the company retained and will utilize computer equipment for its accounting and financial analysis, they are fully depreciated:

                                         March 31,         Estimated
                                           2003             Useful
                                       -----------           Lives
      Computer equipment               $   10,000              3
      Less: Accumulated depreciation      (10,000)
                                       -----------
                                       $        -
                                       ===========

NOTE 5:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to March 31, 2003 the Company had accumulated losses from operations of $3,936,694 prior to the Gain from Discontinued Operations of $2,755,978. No federal tax expense was reported in the financial statements due to the Asset Sale because the accumulated losses prior to the sale exceeded the gain recognized on disposition of the assets. Also, no tax benefit was reported in the financial statements due to the current uncertainty of future operations. The Income taxes provided for are for minimum local income taxes.

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,431,168 were outstanding as at March 31, 2003.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of March 31, 2003 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at March 31, 2003 of approximately $294,680 or $5.84 per share, including $14,140 accrued in the current quarter. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended December 31, 2002. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three months ended March 31, 2003 and March 31, 2002 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2003 may not be indicative of results expected for the entire fiscal year ended December 31, 2003.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.


Results of Operations:

The results from operations are presented as if they had been discontinued for the quarter ended March 31, 2003. Revenues for the three months ended March 31, 2003 were $118,079, or 50% of those from the previous year's three month period. Due to the pending Asset Sale, the Company continued to service extisting licensing agreements, but did not actively seek replacement business.

General and Administrative costs for the three month period were $170,310, or 64% of those from the previous years' three month period. This reduction is due primarily to the reduction in revenue. The Company was able to cease paying for certain communications capacities required by past customer agreements. This reduction also reflects the effect of cost control measures the Company was able to impose after the asset sale was approved. Going forward, General and Administrative costs are expected to decrease.

Development Costs for the three month period were $98,838, or 86% of those from the previous years' three month period. This reduction is due to a reduction in programmer costs. No future programmer costs are currently scheduled.

Consulting Fees for the three month period were $165,696, or 273% of those of the previous years' three month period. No new consulting agreements were entered into during the quarter. The costs (and increase) reflected herein represent the amortization of significant consulting agreements entered into during the fall of 2002. These costs are not expected to continue in the upcoming quarters of the year ending 2003. Consulting fees are expected to decrease significantly and no new consulting agreements are currently scheduled.

Deferred costs expense of $141,449 consisted of: the write-off of deferred compensation of $58,218; the write-off of fixed assets of $6,707; and a reserve for deposits of $76,524 and represented previously deferred costs, whose future realization was potentially impaired by the discontinuance of operations. No such deferred costs were similarly written off in the prior year's quarter.

Net loss from operations (discontinued) for the three month period was $469,511, or approximately 214% of the loss reported for the previous years' three month period. This is due almost exclusively to (1) the amortization of consulting costs entered into during the fall of 2002 and (2) to the early expensing of deferred costs.

Gain from Sale of Assets. The Gain from Sale of Assets was $2,897,429 and consisted of the proceeds from the Sale of $3,000,000, less the book value of computer equipment and furniture delivered to the buyer, of $102,571.

PLAN OF OPERATIONS

Since the Company has sold its primary revenue-producing asset, it will revert to a Development Stage Corporation. Management's plans for the future are as follows:

  1)   Manage the Company through its transitional steps,
  2) Drastically reduce its expenses in order to preserve available resources. Major steps to that end:

       a)        relocating its offices out of New York City, NY, and
       b)        reducing its work force.

  3) Search for an operating entity with which to affiliate. The Company is free to seek alternative businesses in its existing or other industries. Although several potential merger candidates and prospective subsidiaries have been presented (and are currently under evaluation), no specific operating candidates have been decided upon at this point. Based upon its evaluations to date, management remains optimistic with respect to the alternatives presented.

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


  ITEM 3: CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     None

ITEM 2 Changes in Securities

     During the fiscal quarter ended March 31, 2003, the Company issued 25,000 shares of its common stock to one person for professional services, valued at $.40 per share. These shares were issued without registering the securities under the Securities Act of 1933, as amended. There were no underwriters involved in the transaction, and no underwriting discounts or commissions. In light of the small number of recipients and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering.

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1993. Unpaid dividends have resulted in aggregate dividends in arrears of $ 294,680.

ITEM 4 Submission of Matters to a Vote of Security Holders

     On January 9, 2003 a Special Meeting of Shareholders was held. A majority of shareholders approved the Sale of a substantial portion of TradinGear's assets. This information was fully described and properly reported (including Pro Forma Financial Statements) in an Information Statement (DEFM14C), mailed to shareholders on March 4, 2003, and which is hereby incorporated by reference.

ITEM 5 Other Information.

     On April 29, 2003 the Company's Board of Directors met and took the following actions:

  1.   Inasmuch as Samuel H. Gaer, Chairman, Chief Executive
       Officer, President and Chief Financial Officer, has accepted full-time employment elsewhere, the Board accepted his voluntary resignation as an Officer and Director with congratulations and gratitude for his services to the Company and its shareholders.

  2.   Scott Emerson Lybbert, former Chief Financial Officer and
       Corporate Secretary of TGFIN (when known as Digitran Systems, Incorporated), was appointed to assume the positions previously held by Samuel H. Gaer.

  3. Aaron Etra, former Chairman and Director of TGFIN (when it was known as Digitran Systems, Incorporated), was appointed as a Director.

ITEM 6  Exhibits and Reports on Form 8-K

  (a)     Exhibits

  99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the
  Sarbanes-Oxley Act of 2002

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 15, 2003


                      TGFIN Holdings, Inc.
                      (Registrant)



                      By_/s/ Scott Emerson Lybbert_
                        Scott Emerson Lybbert, President
                        Principal Executive Officer,
                        Principal Financial Officer

                          CERTIFICATIONS

I, Scott Emerson Lybbert, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of TGFIN Holdings, Inc.;
        2. Based upon my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this uarterly report;
        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/ Scott Emerson Lybbert       Chief Executive Officer
    --------------------------
         Scott Emerson Lybbert        May 15, 2003

I, Scott Emerson Lybbert, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of TGFIN Holdings, Inc.;
        2. Based upon my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     /s/ Scott Emerson Lybbert      Chief Financial Officer
    --------------------------
         Scott Emerson Lybbert      May 15, 2003