Form 10QSB
period 2003-06-30
TGFIN HOLDINGS INC
filed 2003-08-14
CIK 876134

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             __________________

                                 FORM 10-QSB
                             __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

     Class                            Outstanding at June 30, 2003
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

                       TGFN HOLDINGS, INC.
                        TABLE OF CONTENTS


                                                                   PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of June 30, 2003                                3

              Unaudited Condensed Consolidated Statements of
               Operations, for the three month and
               six month periods ended June 30, 2003 and 2002        4

              Unaudited Condensed Consolidated Statements of Cash
                  flows, for the three month and six month periods
                  ended June 30, 2003 and 2002                       5

              Notes to Unaudited Condensed Consolidated Interim
                  Financial Statements                               7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                    10

   Item 3.  Controls and Procedures                                 11

    PART II. OTHER INFORMATION                                      12

    SIGNATURES                                                      15

PART I  FINANCIAL INFORMATION

    ITEM 1         FINANCIAL STATEMENTS

                             June 30, 2003
                          TGFIN HOLDINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                      June 30,       December 31,
                                        2003               2002
                                    -------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents          $ 2,665,316      $   137,958
  Accounts receivable, net                31,250           54,040
  Prepaid expenses                        13,121           12,391
                                    ------------     ------------
     Total Current Assets              2,709,687          204,389

Property and equipment, net                    -          120,576

Deposits                                       -           76,524
                                    ------------     ------------
     Total Assets                   $  2,709,687     $    401,489
                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                  $     14,518     $    281,732
  Accrued liabilities                     91,483           46,800
                                     -----------      -----------
     Total Current Liabilities           106,001          328,532
                                     -----------      -----------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
     1,000,000 shares authorized,
     50,500 shares issued
     and outstanding                         506              506
    Common stock ($.01 par value),
   50,000,000 shares authorized,
   22,431,168 issued and
   outstanding at June 30,
   2003                                  224,312          224,062
  Additional paid-in-capital           3,644,074        3,634,324
  Less:  Deferred compensation
   Relating to stock issued to
   consultants                                           (177,617)
  Retained earnings (deficit)         (1,265,206)      (3,608,318)
                                    ------------     ------------
     Total Stockholders' Equity        2,603,686           72,957
                                    ------------     ------------
     Total Liabilities and
     Stockholders' Equity           $  2,709,687     $    401,489
                                    ============     ============

These accompanying notes are integral part of these financial statements.

                      TGFIN HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (A Development Stage Company)
                           (Unaudited)
                                                                 From
                                                              Inception
                                                              Of the
                                                             Development
                        For The              For The          Stage on
                  Three Months Ended   Six Months Ended     April 1, 2003
                        June 30,              June 30,            to
                    2003       2002      2003        2002  June 30, 2003
REVENUES             $        - $        - $        - $        - $        -
                     ---------- ---------- ---------- ---------- ----------
OPERATING COSTS          99,762          -     99,762          -     99,762

INTEREST (INCOME)        (2,788)         -     (2,788)         -     (2,788)
                     ---------- ---------- ---------- ---------- ----------
OPERATING LOSS BEFORE
DISCONTINUED
OPERATIONS           $  (96,974)$        - $  (96,974)$        - $  (96,974)
                     ---------- ---------- ---------- ---------- ----------
 DISCONTINUED
 OPERATIONS:
   NET(LOSS) FROM
   DISCONTINUED
   OPERATIONS        $        - $ (278,852)$ (316,856)$ (498,616)$        -
   (Note 7)

   NET GAIN FROM
   ASSET SALE                 -          - $2,755,978          -          -
   (Note 2)
                      --------- ---------- ---------- ---------- ----------
 NET INCOME(LOSS)     $ (96,974)$ (278,852)$2,342,148 $ (498,616)$  (96,974)

 BASIC AND
 DILUTED INCOME
 (LOSS)PER SHARE:
 Continuing
 Operations           $    0.00 $     0.00 $     0.00 $     0.00 $     0.00
 Discontinued
 Operations           $   (0.00)$    (0.01)$     0.11 $    (0.02)$    (0.00)
                      --------- ---------- ---------- ---------- ----------
           Total      $   (0.00)$    (0.01)$     0.11 $    (0.02)$    (0.00)

 Weighted Average
 Number of shares
 Outstanding         22,431,168 19,626,809 22,431,168 19,626,809 22,431,168

    The accompanying notes are an integral part of these consolidated financial statements.

                        TGFIN HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS
                   (A Development Stage Company)
                           (Unaudited)
                                                                 From
                                                              Inception
                                                              Of the
                                                             Development
                        For The              For The          Stage on
                  Three Months Ended   Six Months Ended     April 1, 2003
                        June 30,              June 30,            to
                    2003       2002      2003        2002  June 30, 2003
Cash Flows from
Operating Activities:
 Net Income (Loss)       $ (96,974)$ (278,852)$2,342,148 $ (498,616)$ (96,974)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Depreciation and
  Amortization                   -    11,096     11,297      21,868         -
  Amortization of deferred
  Compensation              13,751    67,073    119,399     136,269    13,751
  Write off of deferred
  Compensation                   -         -     58,218           -         -
  Compensation costs of
  common stock issued to
  consultant                     -         -     10,000           -         -

  Changes in assets and
  liabilities,  net of effect
  from:
   Decrease (increase)in:
   Accounts receivable           -   (71,397)    22,790    (235,552)        -
   Prepaid expenses          2,162     5,958       (200)    (17,531)    2,162
   Deposits                   (500)        -     76,024           -      (500)
   Increase (decrease)in:
   accounts payable and
   accrued expenses       (206,441)  132,201   (221,597)    137,889  (206,441)
   Deferred revenue              -         -          -     (40,000)        -
                         ---------  -------- ----------   ---------  --------
    Net cash generated by
    (used in) Operating
    Activities           $(288,002)$(133,921)$2,418,079   $(495,673)$(288,002)
                         --------- --------- ----------   --------- ---------
Cash Flows from Investing
Activities:
 Purchase of property and
 Equipment                       -    (4,754)         -     (11,075)        -
 Sale of property and
 Equipment                       -         -    109,279           -         -
                         --------- --------- ----------   --------- ---------
Net cash provided By
(Used in) investing
Activities               $       - $  (4,754)$  109,279   $ (11,075)$       -
                         --------- --------- ----------   --------- ---------
Cash Flows from Financing
Activities:
 Issuance of common stock        -         -          -     298,000         -
                         --------- --------- ----------   --------- ---------
   Net Cash provided by
   Financing  Activities $       - $       - $        -   $ 298,000 $       -
                         --------- --------- ----------   --------- ---------
Net Increase (decrease)
in cash and Cash
Equivalents              $(288,002)$(138,675)$2,527,358   $(208,748)$(288,002)

Cash and Cash Equivalents,
beginning of period      $2,953,318$ 160,287 $  137,958   $ 230,360 $2,953,318
                         ---------- -------- ----------   --------- ----------
Cash and Cash Equivalents,
end of period            $2,665,316$  21,612 $2,665,316   $  21,612 $2,665,316
                         ========== ======== ==========   ========= ==========

These accompanying notes are an integral part of these financial statements.

                    TGFIN HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS
               (A Development Stage Company)
                        (Unaudited)
                                                                 From
                                                              Inception
                                                              Of the
                                                             Development
                        For The              For The          Stage on
                  Three Months Ended   Six Months Ended     April 1, 2003
                        June 30,              June 30,            to
                    2003       2002      2003        2002  June 30, 2003
Cash paid during
the period for:
  Income Taxes     $         -  $        -  $     1,800   $         - $     -
                    ==========  ==========  ===========   =========== =======
  Interest         $         -  $        -  $         -   $       172 $     -
                    ==========  ==========  ===========   =========== =======
Supplemental
Disclosures of
Noncash Investing and
Financing Activities:
Common Stock issued
for Services       $         -  $        -  $    10,000   $   309,290 $     -
                    ==========  ==========  ===========   =========== =======

These accompanying notes are an integral part of these financial statements.

                    TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2003


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


Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2003 and the results of operations and cash flows for the six month periods ended June 30, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements, its Information Statement (DEFM14C, dated March 4, 2003) and 8-K dated April 3, 2003. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the respective full years.

                    TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2003
                             (Continued)

NOTE 2: ASSET SALE

On January 9, 2003 a Special Meeting of a majority of shareholders was held in order to approve the sale of the operating assets of TradinGear; subsequently, the shareholders were provided an Information Statement on March 4, 2003; and lastly, the transaction ("Asset Sale") was completed on March 31, 2003. The buyer received all rights to the trading platform "TGFIN/X", along with equipment and furniture with a book value of approximately $110,000. The Company received $2,900,000 in cash. An additional $100,000 in cash was placed in escrow for possible indemnification claims, for one year.

Since as of March 31, 2003 the Company ceased continuing operations, it is henceforth (until it affiliates with another operating entity) reporting as a "Development Stage Corporation". The company is currently seeking affiliation partner(s).




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

Leases and related deposits

The Company leased office equipment and office space under noncancellable operating leases. The Company was required to deliver a deposit for the office space in New York City, NY. The amount of the deposit as of June 30, 2003 was $36,321. The future realization of the deposit is neither known nor likely. Therefore, the amount of the deposit has been fully reserved for against the recognized Gain from Asset Sale. Total commitments under these leases (without regard for the deposits) at June 30, 2003 were as follows:

                2003                      71,427
                2004                     146,741
                2005                     150,743
                2006                     102,663
                                 ----------
                                       $ 471,574
                                 ==========
Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert, the Chief Executive Officer of the Company. The agreement was for a term of three years commencing April 1, 2003 and provided for a base annual salary of $100,000 and for bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years commencing October 1, 2002 and provided for a base annual salary of $100,000 and for bonuses as determined by the Company's Board of Directors.

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

                    TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2003
                             (Continued)
NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at June 30, 2003. Although the company retained and will utilize computer equipment for its accounting and financial analysis, they are fully depreciated:

                                         June 30,           Estimated
                                           2003              Useful
                                       ----------            Lives
      Computer equipment               $   10,000              3
      Less: Accumulated depreciation      (10,000)
                                       ----------
                                       $        -
                                       ==========

NOTE 5:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to June 30, 2003 the Company had accumulated losses from operations of $4,021,184 without respect to the Gain from Asset Sale of $2,755,978. No federal tax expense was reported in the financial statements due to the Asset Sale because the accumulated losses prior to the sale exceeded the gain recognized on disposition of the assets. Also, no tax benefit was reported in the financial statements due to the current uncertainty regarding future operations. The Income taxes provided, if any, are for minimum local income taxes.

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,431,168 were outstanding as at June 30, 2003.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of June 30, 2003 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at June 30, 2003 of approximately $294,680 or $5.84 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

NOTE 7:  DISCONTINUED OPERATIONS

The operating assets of Tradingear were sold on March 31, 2003. The following is a summary of the loss from discontinued operations resulting from the elimination of those operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                      TGFIN HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (A Development Stage Company)
                           (Unaudited)
                                    For the                    For the
                                Three Months Ended        Six Months Ended
                             June 30,       June 30,    June 30,    June 30,
                               2003           2002         2003        2002
    REVENUES                 $       -    $ 324,539    $118,079  $560,195
    COSTS AND EXPENSE
     General & admin.                -      370,916     174,765   500,254
     Development costs               -       83,462      81,500   338,555
     Consulting & Professional
     Fees                            -       66,720      61,494    56,091
     Depreciation expense            -       11,096      11,297    21,869
     Amortization of deferred
     compensation                    -       67,073     105,648   136,269
                            ----------    ---------    --------  --------
    Total costs and expense $        -    $ 599,267    $434,704 $1,053,038

    Net Income (loss) before
     Provision for Income
     Taxes and Interest     $        -    $(274,728)  $(316,625)$ (492,843)

    Provision for Income
     taxes                  $        -    $   4,124   $       - $    5,773

    Interest expense(income)$        -    $       -   $     231 $        -
                            ----------    ---------   --------- ----------
    NET INCOME (LOSS) FROM
    DISCONTINUED OPERATIONS $        -    $(278,852)  $(316,856)$ (498,616)
                            ==========    =========   ========= ==========

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

     The information set forth and discussed below for the three months ended June 30, 2003 and June 30, 2002 was derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended June 30, 2003 may not be indicative of results expected for the entire fiscal year ended December 31, 2003.

Liquidity and Capital Resources:

     At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

     Virtually no capital expenditures are planned for 2003 as long as the Company continues at its current level of operations. Capital expenditures could be made in conjunction with a business combination or investment.

Results of Operations

    As of March 31, 2003 Tradingear ceased operations. Since TGFIN is a holding company, momentarily without an operating subsidiary, it is presented in the financial statements as a development stage company from April 1, 2003 forward. The results of operations and cash flows prior to April 1, 2003 are presented as those from discontinued operations.

     Consequently, there was a 100% decline in the quarter ended June 30, 2003 in Revenues, Cost of Sales, Development Costs, Consulting fees, tax expense and depreciation over the comparable period for 2002. Total cost and expense declined by $499,505, or 83% from 2002 reflecting the reduction in employees and the cost of operations. Similarly, and in spite of no revenues, Net loss declined by $181,878, or 65% in the quarter ended June 30, 2003 versus 2002, for the reasons listed above.

Gain from Asset Sale. The Gain from Asset Sale consists of the following components. It is possible that this amount will be adjusted pending final disposition of the Company's lease obligation and escrow provisions:

     Proceeds from Asset Sale:          $3,000,000
     Less: Fixed assets sold              (109,279)
     Less: Reserve for Deposits           ( 76,524)
     Less: write-off of remaining
        Unamortized deferred
       Compensation of TradinGear         ( 58,219)
                                       -----------
     Gain from Discontinued Operations $ 2,755,978

PLAN OF OPERATIONS

     Management's Plans are to acquire, merge or otherwise combine with an operating company. Management is currently seeking an entity with which to affiliate. The Company is free to seek alternative businesses in its existing or other industries. Management's main objective is to seek to increase shareholder value. All viable alternatives will be evaluated, including, but not limited to: investments, mergers, purchases, or the offering of Company securities, etc. Alternatives that provide existing shareholders with the greatest potential benefit will be favored.

    As of the date of this report, management had carefully evaluated several potential affiliation candidates. To date, no formal or informal agreement has been reached with respect to any potential candidate, although some evaluations are currently still in progress. Until a suitable business opportunity presents itself, the Company intends for its resources to continue to be invested primarily in interest bearing accounts.

    Management encourages its shareholders to communicate directly with the Company for its typical investor relations, including address changes and for general corporate information by calling or writing to the Company at its administrative offices or by posting a message to tradingear@comcast.net.

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

PART I

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

ITEM 4 Submission of Matters to a Vote of Security Holders

     None

ITEM 5 Other Information.

     None

ITEM 6  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       31.1 302 Certification of Scott Emerson Lybbert as Chief Executive
       Officer

       31.2 302 Certification of Scott Emerson Lybbert as Chief Financial
       Officer

       32   Certification of Chief Executive Officer and Chief Financial
       Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: August 14, 2003


                         TGFIN Holdings, Inc.
                         (Registrant)



                         By_/s/ Scott Emerson Lybbert_
                           Scott Emerson Lybbert, President
                           Principal Executive Officer,
                           Principal Financial Officer