Form 10QSB
period 2003-09-30
TGFIN HOLDINGS INC
filed 2003-11-14
CIK 876134

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             __________________

                                 FORM 10-QSB
                             __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission File Number 0-19470


                             TGFIN HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)

               Delaware                        72-0861671

     (State or other jurisdiction of         (IRS) employer
     incorporation or organization)          identification No.)


                 1517 North 260 East, North Logan, Utah    84341
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

     Class                            Outstanding at September 30, 2003
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

                       TGFN HOLDINGS, INC.
                        TABLE OF CONTENTS


                                                                         PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Unaudited Condensed Consolidated Balance Sheet              3
                  as of September 30, 2003 and December 31, 2002


              Unaudited Condensed Consolidated Statements of
                  Operations, for the three month and
                  nine month periods ended September 30, 2003 and 2002     4

              Unaudited Condensed Consolidated Statements of Cash
                  flows, for the nine month periods ended
                  September 30,2003 and 2002                               5

              Notes to Unaudited Condensed Consolidated Interim
                  Financial Statements                                  7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                          10

         Item 3.  Controls and Procedures                                 11

    PART II. OTHER INFORMATION                                            12

    SIGNATURES                                                            15

PART I  FINANCIAL INFORMATION

    ITEM 1         FINANCIAL STATEMENTS


                            TGFIN HOLDINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                       September 30,    December 31,
                                           2003             2002
                                       -------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents            $ 2,484,265      $   137,958
  Restricted Cash & Cash equivalents       100,348                 -
  Accounts receivable, net                       -           54,040
  Prepaid expenses                           9,152           12,391
                                       -----------      -----------
     Total Current Assets                2,593,765          204,389

Property and equipment, net                      -          120,576
Deposits                                         -           76,524
                                       -----------      -----------
     Total Assets                      $ 2,593,765      $   401,489
                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                    $     13,747     $    281,732
  Accrued liabilities                       75,687           46,800
                                      ------------     ------------
     Total Current Liabilities              89,434          328,532
                                      ------------     ------------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
     1,000,000 shares authorized,
     50,500 shares issued
     and outstanding                           506              506
  Common stock ($.01 par value),
     50,000,000 shares authorized,
     22,431,168 and 22,406,168
     issued and outstanding at
     September 30,2003 and December
     31, 2002 respectively                 224,312          224,062
  Additional paid-in-capital             3,644,074        3,634,324
  Less:  Deferred compensation
     Relating to stock issued to
     consultants                                           (177,617)
  Retained earnings (deficit)           (1,364,561)      (3,608,318)
                                      ------------     ------------
     Total Stockholders' Equity          2,504,331           72,957
                                      ------------     ------------
     Total Liabilities and
     Stockholders' Equity            $   2,593,765     $    401,489
                                     =============     ============

These accompanying notes are integral part of these financial statements.

                          TGFIN HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (A Development Stage Company)
                           (Unaudited)
                                                       From
                                                     Inception
                                                       Of the
                                                               Development
                        For the              For The            Stage on
                   Three Months Ended   Nine Months Ended    April 1, 2003
                       September 30,       September 30,          To
                      2003      2002      2003      2002   September 30, 2003
REVENUES          $        -  $        -  $        -  $        -  $        -

                  ----------  ----------  ----------  ----------  ----------
OPERATING COSTS      105,944           -     205,706           -     194,186

INTEREST (INCOME)     (7,553)          -     (10,341)          -     (10,341)
                  ----------  ----------  ----------  ----------  ----------
OPERATING LOSS BEFORE
DISCONTINUED
OPERATIONS        $  (98,391) $        -  $ (195,365) $        -  $ (183,845)
                  ----------  ----------  ----------  ----------  ----------
 DISCONTINUED
 OPERATIONS:
   NET(LOSS) FROM
   DISCONTINUED
   OPERATIONS     $        -  $ (412,300) $ (316,856) $ (910,527)$         -
   (Note 7)

   NET GAIN FROM
   ASSET SALE              -           -  $2,755,978           -           -
   (Note 2)
                 ----------  -----------  ----------  ----------  ----------
 NET INCOME(LOSS) $ (98,391) $  (412,300) $2,243,757  $ (910,527) $ (183,845)
                 ==========  ===========  ==========  ==========  ==========
 BASIC AND
 DILUTED INCOME
 (LOSS)PER SHARE:
 Continuing
 Operations      $     0.00  $      0.00  $    (0.01) $     0.00
 Discontinued
 Operations      $    (0.00) $     (0.02) $     0.11  $    (0.05)
                 ----------  -----------  ----------  ----------
           Total $    (0.00) $     (0.02) $     0.10  $    (0.05)
                 ==========  ===========  ==========  ==========
 Weighted Average
 Number of shares
 Outstanding     22,431,168   20,092,711   22,422,835 19,573,487

    The accompanying notes are an integral part of these consolidated financial statements.

                        TGFIN HOLDINGS, INC.
                      CONDENSED CONSOLIDATED
                     STATEMENTS OF CASH FLOWS
                   (A Development Stage Company)
                           (Unaudited)
                                                   From
                                                 Inception
                                                  Of the
                                                         Development
                                      For The             Stage on
                                 Nine Months Ended      April 1, 2003
                                  September 30,               To
                                  2003      2002       September 30, 2003
Cash Flows from
Operating Activities:
 Net Income (Loss)            $ 2,243,757 $ (910,527)      $(183,845)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Depreciation and
  Amortization                     11,297     33,121               -
  Amortization of deferred
  Compensation                    119,398    225,004          13,751
  Compensation costs of
  common stock issued to
  consultant                       10,000     14,416               -
  Gain on Sale of Assets  (2,755,978)         -               -
  Changes in assets and
  liabilities,  net of effect
  from:
   Decrease (increase)in:
   Accounts receivable             54,040    (63,947)         31,250
   Prepaid expenses                 3,239    (11,716)          5,600
   Increase (decrease)in:
   accounts payable and
   accrued expenses              (239,098)   151,693        (235,461)
   Deferred revenue                     -    (40,000)              -
                               ----------  ---------        --------
    Net cash generated by
    (Used in) Operating
    Activities                 $ (553,345) $(601,956)      $(368,705)
                              -----------  ---------       ----------
Cash Flows from Investing
Activities:
 Purchase of property and
 Equipment                              -    (15,570)               -
 Sale of property and
 Equipment                      3,000,000          -                -
                              -----------  ---------       ----------
Net cash provided by
(Used in) investing
Activities                    $ 3,000,000  $ (15,570)      $        -
                              -----------  ---------       ----------
Cash Flows from Financing
Activities:
Cash proceeds from issuance
 Of convertible Notes                   -    316,500                -
Issuance of common stock                -    298,000                -
                            -----------  ---------       ----------
   Net Cash Provided By
   Financing  Activities$     $         -    614,500       $        -
                              -----------  ---------       ----------
Net Increase (decrease)
in cash and Cash
Equivalents                   $ 2,446,655  $  (3,026)      $ (368,705)

Cash and Cash Equivalents,
beginning of period           $   137,958  $ 230,360       $2,953,318
                              -----------  ---------       ----------
Cash and Cash Equivalents,
end of period                 $ 2,584,613  $ 227,334       $2,584,613
                              ===========  =========       ==========


These accompanying notes are an integral part of these financial statements.

                      TGFIN HOLDINGS, INC.
                     CONDENSED CONSOLIDATED
                    STATEMENTS OF CASH FLOWS
                 (A Development Stage Company)
                         (Unaudited)
                                                   From
                                                 Inception
                                                  Of the
                                                         Developm
                                      For The             Stage on
                                 Nine Months Ended     April 1, 2003
                                  September 30,               To
                                  2003      2002        September 30, 2003
Cash paid during
the period for:
  Income Taxes              $    1,800  $    3,425        $         -
                            ==========  ==========        ===========
  Interest                  $        -  $    9,200        $         -
                            ==========  ==========        ===========
Supplemental
Disclosures of
Non-cash Investing and
Financing Activities:
Common Stock Issued
in exchange for
Convertible Notes$          $        -  $  316,500        $         -
                            ==========  ==========        ===========
Common Stock issued in
exchange for accounts
payable                     $        -  $   17,590        $         -
                            ==========  ==========        ===========
Common Stock issued
for Services                $   10,000  $   14,416        $         -
                            ==========  ==========        ===========

Common stock for prepaid
Services                    $        -  $   95,200        $         -
                            ==========  ==========        ===========

Cost of Merger              $        -  $   79,899        $         -
Net liabilities             ==========  ==========        ===========
assumed in Merger With
Digitran Systems,
Incorporated                $        -  $   24,174        $         -
                            ==========  ==========        ===========


These accompanying notes are an integral part of these financial statements.

                      TGFIN HOLDINGS, INC.
                  NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS
                        September 30, 2003


NOTE 1: THE COMPANY AND CONDENSED FINANCIAL STATEMENTS

The Company

The Company consists of TGFIN Holdings, Inc. ("TGFIN") and its sole and wholly-owned subsidiary, TradinGear.Com Incorporated ("TradinGear", together, the "Company"). TGFIN was incorporated under the laws of Delaware in March 1985 (originally as Mark, Inc.). TradinGear was incorporated under the laws of the State of Delaware on July 7, 1999.

TradinGear produced trading software designed for the financial services industry. The Company's software technology was designed to provide stock exchanges and broker dealers in the securities industry the ability to offer to its customers an on-line electronic system for securities trading.


Condensed Consolidated Financial Statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2003 and the results of operations and cash flows for the nine month periods ended September 30, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements, its Information Statement (DEFM14C, dated March 4, 2003), and 8-K dated April 3, 2003. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the respective full years.

                         TGFIN HOLDINGS, INC.
                     NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS
                           September 30, 2003
                             (Continued)

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

Leases and related deposits

Tradingear.com leased office equipment and office space under non-cancelable operating leases. Tradingear.com was required to deliver a deposit for the office space in New York City, NY. As of September 30, 2003 the deposit had essentially expired. Therefore, the amount of the deposit had been fully reserved for against the recognized Gain from Asset Sale. Total commitments under these leases (without regard for the deposits) at September 30, 2003 were as follows:

                2003                    36,685
                2004                   146,741
                2005                   150,743
                2006                   102,663
                                     ---------
                                     $ 436,832
                                     =========
Employment Agreements

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

401(k) Plan and Profit Sharing Plan

The Company has approved a 401(k) Plan and a Profit Sharing Plan which covers full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pretax basis not to exceed the current Federal limitation of $10,500 per year (as adjusted for cost of living increase). Amounts contributed to the 401(k) Plan are non-forfeitable. Under the Profit Sharing Plan, a member in the plan participates in the Company's contributions to the Plan as of December 31 in any year, with allocations to individual accounts based on annual compensation. An employee does not fully vest in the plan until completion of three years of employment. The Board of Directors determines the Company's contributions to the plan on a discretionary basis. The Company has not made any contributions to date.

                      TGFIN HOLDINGS, INC.
                  NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS
                        September 30, 2003
                             (Continued)

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at September 30, 2003. Although the company retained, and will utilize computer equipment for its accounting and financial analysis, they are fully depreciated:

                                        September 30,     Estimated
                                           2003            Useful
                                       -------------       Lives
 Computer equipment                    $      10,000         3
 Less: Accumulated depreciation              (10,000)
                                       -------------
                                       $           -
                                       =============

NOTE 5:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to September 30, 2003 the Company had accumulated losses from operations of $4,120,539 without respect to the Gain from Asset Sale of $2,755,978. No federal tax expense was reported in the financial statements due to the Asset Sale because the accumulated losses prior to the sale exceeded the gain recognized on disposition of the assets. Also, no tax benefit was reported in the financial statements due to the current uncertainty regarding future operations. The Income taxes provided, if any, are for minimum local income taxes.

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,431,168 were outstanding as at September 30, 2003.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of September 30, 2003 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at September 30, 2003 of approximately $296,940 or $5.88 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

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

                           TGFIN HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (A Development Stage Company)
                                  (Unaudited)


                         For the                    For the
                         Three Months Ended          Nine Months Ended
                     September 30,  September 30, September 30, September 30,
                            2003          2002         2003          2002
  REVENUES                   $         - $  102,147 $  118,079 $   662,342
    COSTS AND EXPENSE
     General & admin.                  -    193,512    174,765     693,377
     Development costs                 -    113,708     81,500     452,263
     Consulting & Professional
     Fees                              -    194,715     61,494     387,075
     Depreciation expense              -     11,252     11,297      33,121
     Amortization of deferred
     compensation                      -          -    105,648           -
                             ----------- ---------- ---------- -----------
    Total costs and expense  $         - $  513,187 $  434,704 $ 1,565,836

    Net Income (loss) before
     Provision for Income
     Taxes and Interest      $         - $ (411,040)$ (316,625)$  (903,494)

    Provision for Income
     taxes                   $         - $    1,260 $        - $     7,033

    Interest expense(income) $         - $        - $      231 $         -
                             ----------- ---------- ---------- -----------
    NET INCOME (LOSS) FROM
    DISCONTINUED OPERATIONS  $         - $ (412,300)$ (316,856)$  (910,527)
                             =========== ========== ========== ===========

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

     The information set forth and discussed below for the three months ended September 30, 2003 and September 30, 2002 was derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2003 may not be indicative of results expected for the entire fiscal year ended December 31, 2003.

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

     Consequently, there was a 100% decline in the quarter ended September 30, 2003 in Revenues, Cost of Sales, Development Costs, Consulting fees, tax expense and depreciation over the comparable period for 2002. Total operating cost and expense declined by $407,243, or 79% from 2002 reflecting the reduction in employees and the cost of operations. Similarly, and in spite of no revenues, Net loss declined by $313,909, or 76% in the quarter ended September 30, 2003 versus 2002, for the reasons listed above.

Gain from Asset Sale. The Gain from Asset Sale consists of the following components. It is possible that this amount will be adjusted pending final disposition of the Company's reserve for deposits and escrow provisions:

     Proceeds from Asset Sale:                     $3,000,000
     Less: Fixed assets sold                         (109,279)
     Less: Reserve for Deposits                      ( 76,524)
     Less: write-off of remaining
        Unamortized deferred
       Compensation of TradinGear                    ( 58,219)
                                                   ----------
     Gain from Sale of Assets                      $2,755,978

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

    Management encourages its shareholders to communicate directly with the Company for its typical investor relations, including address changes and for general corporate information by calling or writing to the Company at its administrative offices or by posting a message to tradingear@comcast.net. Management also encourages shareholders to keep their address current with the Company.

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

PART I

     ITEM 3: CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's required filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, subsequent to the date of the completion of the Company's evaluation.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     None

ITEM 2 Changes in Securities

     None

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1993. Unpaid dividends have resulted in aggregate dividends in arrears of $ 296,940.

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

  (b)  Reports on Form 8-K

            1. A report on Form 8-K was filed on September 19, 2003 to report an event dated September 15, 2003, a change in the Company's certifying accountant.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: November 13, 2003


                         TGFIN Holdings, Inc.
                         (Registrant)



                         By_/s/ Scott Emerson Lybbert_
                           Scott Emerson Lybbert, President
                           Principal Executive Officer,
                           Principal Financial Officer