Form 10KSB
period 2003-12-31
TGFIN HOLDINGS INC
filed 2004-03-29
CIK 876134

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 __________
                                FORM 10-KSB

                 [x] Annual Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

            [ ] Transition Report under Section 13 or 15(d) of
                the Securities Exchange Act of 1934

                      Commission file Number: 0-19470

                          TGFIN HOLDINGS, INC.
               (Name of small business issuer in its charter)


Delaware                                          72-0861671
(State or other jurisdiction                      I.R.S. Employer
of incorporation or organization)                 Identification Number)


1517 North 260 East
North Logan, UT                                          84341
(Address of principal executive offices)              (Zip  Code)

Issuer's telephone number: (435) 755-0188

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


     State Issuer's revenues for its most recent fiscal year: 2003 - $118,078.

     State the aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $919,743 at December 31, 2003, computed at the closing quotation for the Registrant's common stock of $0.08 as of December 31, 2003.

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at March 17, 2004 there were 22,431,168 shares of the Registrant's Common Stock and 50,500 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

Documents Incorporated by Reference:      None

Transitional Small Business Disclosure Format (Check one):Yes[  ]No [X]

                                    PART I

ITEM 1  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Form and Year of Organization

     The Registrant consists of TGFIN Holdings, Inc. (non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (combined, the "Company"). TGFIN Holdings, Inc. was incorporated under the laws of Delaware in March 1985 as Mark, Inc. From March 1992 to September 12, 2002 TGFIN Holdings, Inc. was known as Digitran Systems, Incorporated ("DSI").

     On September 12, 2002 DSI acquired TradinGear.com, Incorporated in a reverse merger whereby the shareholders of TradinGear.com, Incorporated acquired control of DSI and (effective September 13, 2002) changed its name to TGFIN Holdings, Inc.; at which time, TradinGear.com, Incorporated (incorporated under the laws of the State of Delaware on July 7, 1999) became the operating subsidiary of TGFIN Holdings, Inc. See also FINANCIAL
STATEMENTS: NOTES TO FINANCIAL STATEMENTS-NOTE 2: ASSET SALE for a discussion of the Asset Sale of TradinGear.com, Incorporated ("Asset Sale"), which closed effective March 31, 2003.

BUSINESS OF TRADINGEAR.COM, INCORPORATED: These policies were applicable to the TradinGear.com business until its operations were discontinued on March 31, 2003.

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

     Competitive business conditions

     The Company competed in a market dominated by a few large, established competitors. These competitors enjoyed the advantages of long-standing relationships; legacy integration of, and attachment to, their systems; name recognition and the financial resilience afforded by long-term contracts. The Company tried to counter its competitive disadvantages by delivering products, designed in accordance with customer specifications, more quickly than its competitors. Nevertheless, the Company's lack of financial resources greatly strained its ability to exploit any competitive advantage it may have gained.

     Dependence on a few major customers

     The company inadvertently became dependent upon a few major customers. The following represents all customers, from whom the revenue exceeded 10% of the annual revenue totals:

                          2003             2002

     Customer A         $ 132,787       $ 150,000
     Customer B               -0-         460,000

     Patents, Copyrights and Trademarks

     The Company owned the trademark: "Trade Virtually Anywhere" and owned the rights to its internally-developed proprietary products. Effective March 31, 2003, the Company sold the rights to its exchange trading platform "TGFIN/X" to the New York Mercantile Exchange.

     Research and Product Development

     The company spent $81,500 on research and product development, all of which was paid for by customers for the year 2003; and $ 576,884 (433,424 of which was paid for) by customers in the year 2002.

     Employees

     As of December 31, 2003, the Company had one full-time employee and two part time employees. As of December 31, 2002, the Company had six full-time and two part-time employees. The Company is not a party to any collective bargaining agreements.

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

ITEM 2  DESCRIPTION OF PROPERTY

     The company leases approximately 900 square feet of office space at 1517 North 260 East in North Logan, Utah for an annual rate of approximately $8,500. The company has no ownership in real estate or buildings. The company's six month lease expires on April 4, 2004 and requires monthly lease payments of $705. At the end of the lease, the company has the option of renewing for an additional six months or to lease on a month-to-month basis.

ITEM 3  LEGAL PROCEEDINGS

     On December 16, 2003 Samuel H. Gaer, former President and former Director of TGFIN Holdings, Inc. (the "Company") was served with a summons and complaint in a civil action commenced in the United States District Court for the Southern District of New York by two shareholders of the Company, as plaintiffs, naming Mr. Gaer, the Company and the Company's wholly-owned subsidiary, Tradingear.com Incorporated as defendants. The lawsuit alleges that the defendants mislead and defrauded the plaintiffs into investing in the Company's common shares and seeks monetary damages of approximately $400,000 plus other unspecified damages.

     The Company's management believes that these allegations are without merit and intends to vigorously defend this lawsuit. In addition, the Company's management believes that it has a valid counterclaim against the plaintiffs for breach of contract and expects to pursue this counterclaim and seek monetary damages from the plaintiffs in excess of $150,000, plus other unspecified damages.

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of 2003 there were no other claims asserted or threatened against the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

                                    2003                      2002

                         High Close    Low Close      High Close  Low Close

1st  Quarter                 1/4          5/32            1/16       3/64

2nd  Quarter                 1/4          5/32            3/64      1/128

3rd  Quarter                11/64         7/64           1 1/16     1/128

4th  Quarter                 1/8          1/32           2 1/8      9/32

Shareholders

     As of December 31, 2003, the Company had 810 record holders of its Common Stock, and 13 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent.

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

     Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2003 of approximately $296,940 or $5.88 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. There are not sufficient preferred shares (left unconverted) to trade publicly and the financial condition of the company has made the probability of dividend payment to preferred shareholders unlikely.

     Securities authorized for issuance under equity compensation plans.

     None

Description of Securities

     Common Stock

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,431,168 were outstanding as of December 31, 2003. Holders of common stock are entitled to one vote per share.

     Preferred Stock

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of March 17, 2004 there were 50,500 shares outstanding.

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

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

     The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-KSB for the year ended December 31, 2003. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The information set forth and discussed below for the years ended December 31, 2003 and December 31, 2002 was derived from the consolidated financial statements included elsewhere herein.

2003 VERSUS 2002:

Results of Operations

    As of March 31, 2003 Tradingear ceased operations. Since TGFIN is a holding company, momentarily without an operating subsidiary, it is presented in the financial statements as a development stage company from April 1, 2003 forward. The results of operations and cash flows prior to April 1, 2003 are presented as those from discontinued operations. See "ITEM 7 FINANCIAL STATEMENTS NOTE 11: DISCONTINUED OPERATIONS."

     The Sale of TradinGear's Asset on March 31, 2003 was the dominant transactional event for the year ended December 31, 2003, which is explained further, below.

Results from Operations: Development Stage and Continuing operations

Revenues from Continuing operations consisted exclusively of the Gain on Sale of Asset of $2,841,860 and Interest income of $16,087. Each of these revenue sources and amounts represent 100% increases over the previous year.

Operating Costs during the development stage consisted of $391,795 and represent General and administrative costs for the period April 1, 2003 to December 31, 2003. These costs, as categorized, represent a 100% increase over the prior year. On an annualized basis ($522,393) these costs represent a 47% decline from similar costs of the prior year although the prior year costs were supporting operations, now discontinued.

Results from Operations: Discontinued operations

Net loss from Discontinued Operations for the year ended December 31, 2003, was $310,606 versus $1,373,299 for the prior year. The 2003 loss was incurred over the first quarter of 2003 while the loss in 2002 was incurred over an entire year. On an annualized basis, the 2003 loss ($1,242,424) would have represented a 10% decline from the previous year. This result was due primarily to the company's ability to slow down its cost structure.

Revenues, Costs and Expenses

The components of Discontinued Operations (Note 11) declined in 2003 from 2002 as follows: Revenues (84%) $118,079 from $755,942, for a difference of $637,863; General and Administrative (82%) $174,765 from $993,521, for a difference of $818,765; Development costs (86%) $81,500 from $576,884, for a difference of $495,384; Consulting & Professional fees (67%) $160,892 from $494,791, for a difference of $333,899; and Depreciation expense (74%) $11,297 from $44,109, for a difference of $32,812.

Since the 2003 component values were for one quarter and the 2002 component values were for a full year, this disparity in the periods covered, explains and distorts the true operating differences between the two years. Therefore, the 2003 component values are annualized (times 4) and compared to their respective 2002 component values below:

     1. Annualized 2003 Revenues from Discontinued Operations ($472,316) declined $283,626, or 37% from the prior year amount of $755,942 because the Asset Sale was pending for virtually the entire first quarter of 2003, representing a draining of the selling pipeline without the ability to refill it.
     2. Annualized 2003 General and Administrative costs from Discontinued Operations ($699,060) declined $294,461, or 30% from the prior year amount of $993,521, representing as described in the explanation of the cost difference in 2002 vs. 2001 a decline in non-recurring legal and professional expense of approximately $150,000 associated with the reverse merger; a decline in salary expense of approximately $70,000 due to the loss of one employee in 2003; and a decline of non-recurring accounting fees of approximately $45,000 associated with the reverse merger.
     3. Annualized 2003 Development costs from Discontinued Operations ($326,000) declined by $250,884 or 43% from the prior year amount of $576,884, essentially mirroring the comparable decline in revenues.
     4. Annualized 2003 Consulting and Professional fees from Discontinued Operations ($643,568) increased $148,777 or 30% over the prior year amount of $494,791, due primarily to the acceleration of the amortization of deferred compensation to Consultants who received shares of TradinGear in 1999 ($240,000); offset by a net decrease in the use of programming and management consultants ($104,000).
     5. Annualized 2003 Depreciation expense from Discontinued Operations ($45,188) was essentially unchanged from the $44,109 amount recorded for 2002.


Gain from Asset Sale. The Gain from Asset Sale consisted of the following components.

     Proceeds from Asset Sale:                     $3,000,000
     Less: Fixed assets sold                         (109,279)
     Less: Reserve for Deposits                      ( 76,524)
     Less: write-off of remaining
        Unamortized deferred
        Compensation of TradinGear                   ( 58,219)
     Add:  Reversal of over-accruals                   85,882
                                                   -----------
     Gain from Sale of Assets                      $2,841,860

Liquidity and Capital Resources:

     At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

     There were no capital expenditures in 2003 and none are planned for 2004 as long as the Company continues at its current level of operations. Capital expenditures could be made in conjunction with a business combination or investment.

CURRENT PLAN OF OPERATIONS

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

2002 VERSUS 2001:

Results of Operations: Discontinued operations.

     Net Income. Net Income decreased significantly in 2002 versus 2001 by approximately $925,000 due to decreases in gross margins of $530,000 and increases in General And Administrative costs of $435,000 (net of other favorable changes of $40,000), as described more fully below.

     Revenues. Revenues decreased in 2002 by approximately $380,000, or 34% due primarily to the loss of design revenues of $246,000, the reduction in trading system fees of $302,000, and a reduction of consulting fees of $70,000; offset by increases in programming fees of $139,000, support fees of $79,000 and maintenance fees of $31,000. Revenues in general were severely adversely affected when customers cancelled potentially large projects, to which the Company was a bidding party. The Company also experienced difficulty collecting certain receivables from existing customers, resulting in the company's reversal of approximately $100,000 of revenues recognized earlier in the year 2002. These events were indicative of a general slow-down in the Company's target industry and manifest themselves with increasing frequency late in the fourth quarter of 2002.

     Cost of Sales (Development Costs). Cost of Sales increased in 2002 by approximately $150,000, or 36% due primarily to an increase in support and service for existing customers (all of which was recovered from customers); an increase in programming costs of $50,000, reflecting a full year's employment of some programmers in 2002 versus a partial year's employment in 2001; and an increase in the costs of maintaining ample communication line capacity for contracted customers of $38,000.

     Gross Margin (Revenues less Development Costs).Pursuant to the changes in revenues and costs of sales described above, gross margins suffered a corresponding decline from approximately $700,000 in 2001 to $170,000 in 2002, (a decrease of $530,000) or 62% gross margin in 2001, to 23% gross margin in 2002. This result reflects the virtually 100% fixed or semi-fixed nature of Cost of Sales and the unfortunate under-utilization of such fixed operating costs. These costs could have supported far greater revenues, had they materialized in a timely manner.

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

Liquidity and Capital Resources:

     Without the Asset Sale that occurred on March 31, 2003 the Company was not projected to have sufficient liquidity and capital resources to carry out its business plan. This condition and outlook developed primarily due, but not limited to, a combination of the following events, most of which occurred or worsened late in the fourth quarter of 2002:

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

     The company funded its operations in the year 2002 by the sale of stock for $397,968 and by the conversion of Notes Payable in the amount of $316,500. Immediately after the Asset Sale, which was effective March 31, 2003, the company's net assets improved by $3,000,000 which was the point at which the company received sufficient liquidity and capital resources for the following year.

     Capital expenditures for the year ended December 31, 2002 were $12,720.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This annual report includes forward looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected", or similar words. All statements, other than statements of historical fact included in this section, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financing; rapid technological change; inability to attract and retain key personnel; the potential for significant fluctuations in operating results; the loss of a major customer; and the potential volatility of the Company's common stock.

     ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

                       TGFIN HOLDINGS, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2003 AND 2002

                 INDEPENDENT AUDITOR'S REPORTS

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
TGFIN Holdings, Inc. and Subsidiary
Logan, Utah

We have audited the accompanying consolidated balance sheet of TGFIN Holdings, Inc. and Subsidiary (the Company) as of December 31, 2003 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended and from inception of the development stage on April 1, 2003 through December 31 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TGFIN Holdings, Inc. and Subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the year then ended and from inception of the development stage on April 1, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




HJ & Associates, LLC
Salt Lake City, Utah
March 17, 2003

                   INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
TGFIN Holdings, Inc.
New York, New York


We have audited the accompanying consolidated balance sheet of TGFIN Holdings, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our auditsprovide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGFIN Holdings, Inc. as of December 31, 2002, and the results of operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                 SAMUEL KLEIN AND COMPANY



Newark, New Jersey
April 15, 2003

                           TGFIN HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEETS

                                 December 31,     December 31,
                                     2003              2002
                                -------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents       $ 2,469,658     $    137,958
  Accounts receivable, net                  -           54,040
  Prepaid expenses                     24,003           12,391
                                  -----------     ------------
     Total Current Assets           2,493,661          204,389

Property and equipment, net                 -          120,576

Deposits                                  500           76,524
                                 ------------     ------------
     Total Assets                $  2,494,161     $    401,489
                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable               $     13,902     $    281,732
  Accrued expenses                     70,389           45,000
  Income tax payable                        -            1,800
                                 ------------     ------------
     Total Current Liabilities         84,291          328,532
                                 ------------     ------------
Stockholders' Equity:
  Preferred stock ($0.01 par value
     8% cumulative preferred stock,
     1,000,000 shares authorized,
     50,500 shares issued and
     outstanding as of December 31,
     2002)                                506              506
  Common stock ($.0001 par value,
     50,000,000 shares authorized,
     22,431,168 and 22,406,168 shares
     issued and outstanding at
     December 31, 2003, and 2002
     respectively)                    224,312          224,062
  Additional paid-in-capital        3,637,824        3,634,324
  Less:  Deferred compensation
     relating to common stock issued
     to consultants for future
     services                               -         (177,617)
  Retained earnings (deficit)      (1,452,772)      (3,608,318)
                                 ------------     ------------
     Total Stockholders' Equity     2,409,870           72,957
                                 ------------     ------------
     Total Liabilities and
     Stockholders' Equity        $  2,494,161     $    401,489
                                 ============     ============

These accompanying notes are integral part of these consolidated financial statements.

                          TGFIN HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                     (A Development Stage Company)

                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                               Years Ended           April 1, 2003
                               December 31,                To
                             2003          2002     December 31, 2003
REVENUES                  $        -    $         -   $        -
                          ----------    -----------   ----------

OPERATING COSTS              391,795              -      391,795
                          ----------    -----------   ----------
OPERATING LOSS              (391,745)             -     (391,795)
                          ----------    -----------   ----------
OTHER INCOME:
  INTEREST INCOME             16,087              -       16,087
  NET GAIN FROM ASSET
    SALE (Note 2)          2,841,860              -            -
                          ----------    -----------   ----------
    TOTAL OTHER INCOME     2,857,947              -       16,087

OPERATING INCOME (LOSS)
BEFORE DISCONTINUED
OPERATIONS                 2,466,152    $         -     (375,708)
                          ----------    -----------   ----------
 DISCONTINUED
 OPERATIONS:
   NET(LOSS) FROM
   DISCONTINUED
   OPERATIONS               (310,606)    (1,373,299)           -
   (Note 11)

                          ----------    -----------   ----------
 NET INCOME(LOSS)         $2,155,546    $(1,373,299)  $ (375,708)
                          ==========    ===========   ==========
 BASIC AND
 DILUTED INCOME
 (LOSS)PER SHARE:
 Continuing
 Operations               $     0.11    $      0.00
 Discontinued
 Operations               $    (0.01)   $     (0.07)
                          ----------    -----------
           Total          $     0.10    $     (0.07)
                          ==========    ===========
 Weighted Average
 Number of shares
 Outstanding              22,425,004     21,417,257
                          ==========    ===========
The accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                Preferred Stock              Common Stock
                                 Par Value $.01             Par Value $.01
                           ------------------------  -----------------------
                                          Preferred                   Common
                           Number          Stock     Number           Stock
                           of shares       Amount    of shares        Amount
                           ------------   ---------  ------------  ---------
Balances, January 1,2002              -           -    18,829,309    188,294

Issuance of capital stock
in connection with the
merger                           50,500         506     1,259,414     12,594

Issuance of common stock              -           -       930,833      9,308

Common stock issued in
settlement of accounts
payable                               -           -        50,000        500

Common stock issued upon
conversion of convertible
notes payable                         -           -       753,570      7,536

Common stock issued for
services                              -           -       433,042      4,330

Amortization of deferred
compensation                          -           -             -          -

Write off deferred costs and
costs incurred in connection
with merger                           -           -       150,000      1,500

Net loss for the year ended
December 31, 2002                     -           -             -          -
                            -----------  ----------  ------------  ---------
Balances, December 31, 2002      50,500  $      506    22,406,168  $ 224,062

Common stock issued
for services                                               25,000        250

Amortization of deferred
compensation                          -           -             -          -

Write off of deferred
compensation                          -           -             -          -

Net Income from operations for
Year ended December 31, 2003          -           -             -          -

Net loss from discontinued
operations for year
ended December 31, 2003               -           -             -          -
                            -----------  ----------    ----------  ----------
Balances December 31, 2003       50,500  $      506    22,431,168  $  224,312
                            ===========  ==========    ==========  ==========

[continued]

                       TGFIN HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                               (Continued)

                              Additional              Retained      Total
                              Paid-in    Deferred    Earnings  Stockholders'
                               Capital   Compensation (Deficit)    Equity
Balance, January 1, 2002      2,865,196    (381,644) (2,235,019)      436,827

Issuance of capital stock in
connection with the merger      (37,273)          -           -       (24,173)

Issuance of common stock        388,660           -           -       397,968

Common stock issued in
settlement of accounts
payable                          17,090           -           -        17,590

Common stock issued upon
conversion of convertible
notes payable                   308,964           -           -       316,500

Common stock issued for
services                        173,086    (153,000)          -        24,416

Amortization of deferred
compensation                          -     357,027           -       357,027

Write off deferred costs and
costs incurred in connection
with the merger                 (81,399)          -           -       (79,899)

Net loss for the year ended
December 31, 2002                     -           -  (1,373,299)   (1,373,299)
                             ----------  ----------  ----------   -----------
Balances, December 31, 2002  $3,634,324  $ (177,617)$(3,608,318)  $    72,957

Common stock issued
for services                      3,500           -           -         3,750

Amortization of deferred
compensation                          -     119,399           -       119,399

Write off of deferred
compensation                          -      58,218           -        58,218

Net Income from operations for
year ended December 31, 2003          -           -   2,466,152     2,466,152

Net loss from discontinued
operations for year
ended December 31, 2003               -           -    (310,606)     (310,606)
                             ----------  ---------- -----------   -----------
Balances December 31, 2003   $3,637,824  $        - $(1,452,772)  $ 2,409,870
                             ==========  ========== ===========   ===========

                        TGFIN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                               Years Ended           April 1, 2003
                               December 31,                To
                             2003          2002     December 31, 2003
Cash Flows from
Operating activities:
 Net Income(Loss)              $ 2,155,546   $(1,373,299)   $    (375,708)

 Adjustments to reconcile
 Net income (loss) to net
 cash used in operating
 activities:
  Depreciation and
  amortization                      11,297        44,109                -
  Amortization of deferred
  compensation                     119,405       357,027           13,751
  Compensation costs of
  common stock issued
  to consultants                     3,750        24,416                -
  Gain on Sale of Assets        (2,841,860)            -                -
  Changes in assets and
  liabilities, net of
  effect from gain of sale
  of assets:
   Decrease (increase) in:
   Accounts receivable              54,040       (54,040)          31,250
   Prepaid expenses                (11,612)       (5,590)          (9,251)
   Deposits                            500        25,097             (500)
   Increase (decrease)in:
   Accounts payable and
   Accrued expenses               (159,366)      228,130         (143,202)
   Deferred revenue                      -       (40,000)               -
                                ----------    ----------       ----------
    Net cash used in Operating
    Activities                    (668,300)     (794,150)        (483,660)
                                ----------    ----------       ----------
Cash Flows from Investing
Activities:
 Purchase of property and
 Equipment                               -       (12,720)               -
 Sale of property and
 Equipment                         109,279             -                -
 Sale of intellectual
 Property                        2,890,721             -                -
                                ----------    ----------       ----------
Net cash provided by
(used in)investing
Activities                       3,000,000       (12,720)               -
                                ----------    ----------       ----------
Cash Flows from Financing
Activities:
 Cash proceeds from issuance
 Of convertible notes                    -       316,500                -
 Issuance of common stock                -       397,968                -
                                ----------    ----------       ----------
Net cash provided by
financing activities                     -       714,468                -
                                ----------    ----------       ----------
Net Increase (Decrease)
in Cash and Cash
Equivalents                      2,331,700       (92,402)        (483,660)

Cash and Cash Equivalents,
beginning of year                  137,958       230,360        2,953,318
                                ----------    ----------       ----------
Cash and Cash Equivalents,
end of year                     $2,469,658    $  137,958       $2,469,658
                                ==========    ==========       ==========

These accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)

                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                               Years Ended           April 1, 2003
                               December 31,                To
                             2003          2002     December 31, 2003
Cash paid during
the period for:
  Income Taxes                 $     1,800  $   17,889      $        -
                                ==========  ==========      ==========
  Interest                     $         -  $        -      $        -
                                ==========  ==========      ==========
Supplemental Disclosures
of Non-cash Investing and
Financing Activities:
 Common stock issued
 Exchange for
 convertible notes             $        -   $  316,500      $        -
                               ==========   ==========      ==========
 Common stock issued in
 Exchange for accounts
 Payable.
                               $        -   $   17,590      $        -
                               ==========   ==========      ==========
 Common stock issued
 For services                  $    3,750   $   24,416      $        -
                               ==========   ==========      ==========
 Common stock for prepaid
 services                      $        -   $  153,000      $        -
                               ==========   ==========      ==========
 Cost of Merger                $            $   79,899      $        -
                               ==========   ==========      ==========
 Net liabilities
 assumed in merger with
 Digitran System, Inc.         $        -   $   24,173      $        -
                               ==========   ==========      ==========

These accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003



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

TradinGear.Com, Inc. produced trading software designed for the financial services industry. The Company's software technology was designed to provide stock exchanges and broker dealers in the securities industry the ability to offer to its customers an on-line electronic system for securities trading. All of the operating activities of Tradingear.com up to the date of sale are presented as discontinued operations (see Note 11).

Principles of Consolidation

The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements reflect the consolidation of Digitran's Balance Sheet as of September 12, 2002, the date of the merger.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities, approximate fair value because of their short maturities.

Revenue Recognition

With respect to the business of TradinGear.com, whose operations were discontinued on March 31, 2003, the Company's revenues were derived principally from providing its customers with software applications that enabled them to conduct online trading. The Company's principle revenues were recognized utilizing the percentage of completion method of accounting for contract revenues in conformity with Accounting Research
Bulletin 45 (ARB-45) "Long Term Construction   Type Contracts" and the
guidance contained within the American Institute of Certified Public Accountants' Statements of Position ("SOP") 81-2 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2 "Software Revenue Recognition." Accordingly the Company recognized its principle revenues from its software arrangements only upon the completion and acceptance by the customer of contracted milestones. The Company's post contract support services revenue was recognized over the period during which the service was expected to be performed. The software arrangements provided for no right of return or refunds and were fixed or determinable. Deferred revenue represented amounts received on project milestones, which were at the time, uncompleted.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003
                           (Continued)


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

Property and Equipment

Property and equipment are recorded at cost and depreciated for financial accounting purposes on the straight-line method over their respective estimated useful lives ranging from three to thirty-nine years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations.

Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Depreciation of leased equipment under capital leases is included in depreciation.

Product Development

With respect to the business of TradinGear.com, whose operations were discontinued on March 31, 2003, costs incurred in conjunction with the development of new products are charged to expense as incurred. Material software development costs subsequent to the establishment of technological feasibility are capitalized. Based upon the Company's product development process, technological feasibility is established upon the completion of a working model. To date, the attainment of technological feasibility and the general release to customers have substantially coincided.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
(2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable per SFAS 142 "Goodwill and Other Intangible Assets". Any impairment in value is recognized as an expense in the period when the impairment occurs.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003
                           (Continued)



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

As permitted by FASB Statement 148 "Accounting for Stock Based Compensation - Transition and Disclosure", the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied.

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

The computation of basic and diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.
                                              For the Years Ended
                                                   December 31,
                                                2003        2002

     Numerators:
     Income (Loss) before discontinued
       operations                            $    2,466,152  $         -
     (Loss) from discontinued operations     $     (310,606) $(1,373,299)
                                             --------------  -----------
     Net Income (Loss)                       $    2,155,546  $(1,373,299)


     Denominators:
     Weighted average common shares outstanding  22,425,004   21,417,257
     Diluted common shares outstanding           23,330,836
     Basic Income (Loss) per share
       before discontinued operations             $    0.11    $    0.00
     Basic (Loss) per share from discontinued
       Operations                                     (0.01)       (0.07)
                                                  ---------    ---------
     Basic Income (Loss) per share                $    0.10    $   (0.07)
                                                  =========    =========
     Diluted Income per share
       before discontinued operations             $    0.11
     Diluted (Loss) per share from
       discontinued operations                        (0.01)
                                                  ---------
     Diluted Income per share                     $    0.10
                                                  =========

The Company's outstanding stock options have been excluded from the basic net loss per share calculation as of December 31, 2002, as they are anti-dilutive.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003
                           (Continued)



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

Recent Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was
effective for fiscal years beginning after June 15, 2002.   The adoption of
SFAS No. 143 did not have a material effect on the financial statements of the Company.

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003
                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.
SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003
                           (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)


SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others   an Interpretation of FASB Statements No. 5, 57 and 107".  The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", and EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. The adoption of these EITF Consensuses did not have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

Concentration of Credit Risk

The company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Several of the Company's balances exceed that amount at December 31, 2003.

2.  ASSET SALE

On January 9, 2003 a Special Meeting of a majority of shareholders was held in order to approve the sale of the operating assets of TradinGear; subsequently, the shareholders were provided an Information Statement on March 4, 2003; and lastly, the transaction ("Asset Sale") was completed on March 31, 2003. The buyer received all rights to the trading platform "TGFIN/X", along with equipment and furniture with a book value of approximately $110,000. The Company received $2,900,000 in cash. An additional $100,000 in cash was placed in escrow for possible indemnification claims, for one year. The company recorded a gain on the Asset Sale of $2,841,860.

Due to the Company's ceasing operations on March 31, 2003, effective April 1, 2003 the Company reverted back to the development stage as it seeks a merger or acquisition with an operating entity.

3.  CASH AND CASH EQUIVALENTS

The Company holds the majority of its cash in interest-bearing instruments with short term (less than one year) maturities at several financial institutions. Management intends to continue this practice until a suitable investment or business combination is identified. The Company considers all highly liquid investments with maturities of three months or less when purchased to be a cash equivalent.


4.  ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Nevertheless, there was no allowance for doubtful accounts at either December 31, 2003 or 2002. Revenues and Accounts Receivable recorded in 2002, which later became doubtful, were reversed in 2002 prior to year end. Accounts receivable consisted of the following at:

                                              December 31,
                                            2003       2002

           Accounts Receivable Trade       $ -0-    $ 54,040
                                           =======  ========

5.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consisted of the following at:
                                                                 Estimated
                                                December 31,      Useful
                                              2003       2002       Lives
          Computer equipment              $ 10,000  $ 210,929      5
          Office equipment                       -      7,654      5
          Leasehold improvements                 -      7,350      5
                                          --------  ---------
                                            10,000    225,933
          Less: Accumulated depreciation   (10,000)  (105,357)
                                          --------  ---------
                                          $      -  $ 120,576
                                          ========  =========

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003
                           (Continued)



6.  PROVISION FOR INCOME TAXES


Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                   2003           2002
     Deferred tax assets:
          NOL Carryover       $   548,238       $    -

     Deferred tax liabilities:          -            -

     Valuation allowance         (548,238)           -
                              -----------       ------
     Net deferred tax asset   $         -       $    -
                              ===========       ======

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                        2003           2002

     Book income                     $  840,665   $      -
     Stock for services                  10,985          -
     Capital loss carryover utilized    (30,985)         -
     NOL Utilized                      (820,665)         -
                                     ----------   --------
                                     $        -   $      -
                                     ==========   ========

At December 31, 2003, the Company had net operating loss carry-forwards of approximately $1,400,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.


7.  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of December 31, 2003 and 2002 and changes during the years then ended, is presented below:

                              2003                 2002

                                  Weighted             Weighted
                                  Average              Average
                                  Exercise             Exercise
                          Shares   Price      Shares     Price

Outstanding, beginning of
 year                     910,880  $  .47     69,910  $   4.84
Granted                         -       -    851,070       .41
Expired/Cancelled          (5,048)  21.00    (10,100)    16.05
Exercised                       -       -          -         -
                          -------  ------    -------  --------
Outstanding end of year   905,832  $  .46    910,880  $    .47
                         ========  ======    =======  ========
Exercisable               905,832  $  .46    910,880  $    .47
                         ========  ======    =======  ========
                      Outstanding                       Exercisable
                               Weighted
                  Number       Average     Weighted     Number    Weighted
                Outstanding   Remaining    Average    Exercisable  Average
   Range of     at December  Contractual   Exercise   at December  Exercise
Exercise Prices   31, 2003       Life        Price      31, 2003    Price
--------------- -----------  -----------   --------   ----------- ---------
$    .40          803,570          .71     $    .40     803,570   $    .40
     .48           97,500          .25          .48      97,500        .48
   10.50            4,762          .03        10.50       4,762      10.50
-----------       -------       ------     --------     -------    -------
$ .40-10.50       905,832          .66     $    .46     905,832    $   .46
===========       =======       ======     ========     =======    =======

During the first quarter of 2002, the Company sold 797,500 shares of its Common stock at $ .40 per share to three investors and received net proceeds of $ 298,000. In connection with this sale, the Company issued to an agent 97,500 warrants to purchase common stock for $0.48 per share, exercisable through March 31, 2004.

In early September 2002, the Company issued 6% convertible notes for $316,500. The notes were sold in units of $ 42,000, with each unit convertible into 100,000 common shares and 100,000 options to purchase common shares of the Company at ($0.40, expiring two years from the date the notes were issued.) These notes were converted in full, subsequent to the merger and prior to September 30, 2002. Upon conversion of the notes, the Company issued 753,570 shares of its common stock and 753,570 options to purchase common stock at $0.40 per share, exercisable prior to September 10, 2004.

In connection with the merger with Digitran, (September 12, 2002) the Company recognized the assumption of 9,810 warrants and options previously issued to the former holders of Digitran, to purchase common stock at prices ranging from $10.50 and $21.00 per share, and with expiration dates through January 2004.

8.  COMMITMENTS AND CONTINGENCIES

Litigation

On December 16, 2003 Samuel H. Gaer, former President and former Director of TGFIN Holdings, Inc. (the "Company") was served with a summons and complaint in a civil action commenced in the United States District Court for the Southern District of New York by two shareholders of the Company, as plaintiffs, naming Mr. Gaer, the Company and the Company's wholly-owned subsidiary, Tradingear.com Incorporated as defendants. The lawsuit alleges that the defendants mislead and defrauded the plaintiffs into investing in the Company's common shares and seeks monetary damages of approximately $400,000 plus other unspecified damages.

The Company's management believes that these allegations are without merit and intends to vigorously defend this lawsuit. In addition, the Company's management believes that it has a valid counterclaim against the plaintiffs for breach of contract and expects to pursue this counterclaim and seek monetary damages from the plaintiffs in excess of $150,000, plus other unspecified damages.

The legal case is in the early stages of discovery and no assessment of probable loss is determinable or estimable. Therefore no provision for loss has been accrued.

Leases

The Company leases office equipment and office space under noncancellable operating leases. Commitments under these leases are as follows:

                                           December 31,
                        2004                $  2,820
                        Thereafter                 -
                                            --------
                                            $  2,820
                                            ========

In April 2003, TradinGear vacated its location under which it had a long-term lease obligation. Consequently, TradinGear forfeited its lease deposits. Subsequently, the space was re-leased by the Landlord to a third party. As of March 17, 2004 no amounts under the prior long-term lease obligation have been requested, and none is expected. The company believes it has no liability under its former long-term lease obligation.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003
                           (Continued)



8.  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert, the Chief Executive Officer of the Company. The agreement was for a term of three years commencing April 1, 2003 and provided for a base annual compensation of 100,000 shares of the company's stock, $100,000, and for bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years commencing October 1, 2002 and provided for a base annual salary of $100,000 and for bonuses as determined by the Company's Board of Directors. No bonuses were authorized or paid in 2003 or 2002.


401(k) Plan and Profit Sharing Plan

The Company has approved a 401(k) Plan and a Profit Sharing Plan which cover full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pretax basis not to exceed the current annual Federal limitation. Amounts contributed to the 401(k) Plan are nonforfeitable. Under the Profit Sharing Plan, a member in the plan participates in the Company's contributions to the Plan as of December 31 in any year, with allocations to individual accounts based on annual compensation.

An employee does not fully vest in the plan until the completion of three years of employment. The Board of Directors will determine the Company's contributions to the plan on a discretionary basis. The Company has not made any contributions to date.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003
                           (Continued)



9. CAPITAL STOCK

Common Stock

The authorized common stock of the Company consists of 50,000,000 shares, with a par value of $.01 per share. Holders of common stock are entitled to one vote per share.

Preferred Stock

The authorized preferred stock of the Company consists of 1,000,000 shares, with a par value of $0.01 per share. Holders of Preferred stock are entitled to one-tenth of a vote for each share held.

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of December 31, 2003, there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2003 of approximately $296,940 or $5.88 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The Company has represented that it does not intend to declare a dividend.

Common Stock Purchases

During the first quarter of 2002, the Company sold 797,500 shares of its Common stock at $.40 per share to three investors and received net proceeds of $ 298,000.

In early September 2002, the Company issued 6% convertible notes for $316,500. These notes were converted in full, subsequent to the merger and prior to September 30, 2002. Upon conversion of the notes, the Company issued 753,570 shares of its common stock.

                       TGFIN HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003
                           (Continued)



10. CAPITAL STOCK (continued)

In connection with the merger with Digitran, the Company issued to the previous shareholders of Digitran 1,259,414 shares of its common stock and assumed net liabilities of $24,173. Also, the Company issued 100,000 shares of its common stock to three consultants for their services in connection with the merger. Inasmuch as the par value for TGFIN was $.01 and the par value for TradinGear was $.0001, an adjustment was made within the stockholder's equity accounts (retroactive to January 1, 2001) to present all common shares with the same $.01 par value of TGFIN, for all periods presented.

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

On March 31, 2003, the Company issued 25,000 shares of common stock for legal services as per an Agreement for legal services. The shares were valued at the market price on the date of issuance of $.15 per share, or $3,750.

11. DISCONTINUED OPERATIONS

The operating assets of Tradingear were sold on March 31, 2003. The following is a summary of the loss from discontinued operations resulting from the elimination of those operations. The financial statements have been retroactively restated to reflect this event. The amounts for 2003 represent operating activity prior to March 31, and the amounts for 2002 represent a re-
characterization of the entire year.   No tax benefit has been
attributed to the discontinued operations.

                           TGFIN HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (A Development Stage Company)

                                          For the Years Ended
                                               December 31,
                                          2003           2002
  Revenues
    Software license fees                 $   118,079    $  755,942

    Costs and Expenses
     General & admin.                         174,765       993,521
     Development costs                         81,500       576,884
     Consulting & Professional Fees           160,892       494,791
     Depreciation expense                      11,297        44,109
                                           ----------   -----------
    Total costs and expense                $  428,454   $ 2,109,305

    Net Income (loss) before
     Provision for Income
     Taxes and Interest                    $ (310,375)  $(1,353,363)

    Provision for Income
     taxes                                 $        -   $    19,936

    Interest expense(income)               $      231   $         -
                                           ----------   -----------
    Net Loss
    Discontinued Operations                $ (310,606)  $(1,373,299)
                                           ===========  ===========

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 15, 2003, upon the recommendation of those functioning as the Audit Committee, the Board of Directors terminated the services of Samuel Klein and Company (Samuel Klein) as the independent auditors and appointed HJ & Associates, LLC (HJ & Associates) to serve as TGFIN Holdings', Inc. independent auditors for the year ending on December 31, 2003. The change in auditors was effective September 15, 2003. (See also 8-K/A filed on October 9, 2003).

Samuel Klein's report on TGFIN Holdings', Inc. consolidated financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2002 and through September 15, 2003, there were: (i) no disagreements with Samuel Klein on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure and (ii) there were no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K.

During 2002 and through the date of their appointment, TGFIN Holdings, Inc. did not consult HJ & Associates with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Since the date of their appointment, there have been: (i) no disagreements with HJ & Associates on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to HJ & Associates' satisfaction, would have caused them to make reference to the subject matter in connection with their report on the consolidated financial statements for the year ended December 31, 2003; and
(ii) there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.


    ITEM 8A  CONTROLS AND PROCEDURES

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

                             PART III

     ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Directors and executive officers

     The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    S. Emerson Lybbert          46            Chairman, President

    Ron Comerchero              50            Director

    Marni Gaer                  37            Director, Secretary

    Aaron Etra                  63            Director


     The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. During the fiscal year ended December 31, 2003 there were two meetings of the Board of Directors, at which all Board members were in attendance.


S. Emerson Lybbert - Chairman of the Board, President

     Scott Emerson Lybbert, 46 years old, was appointed CEO and Chairman of TGFIN and TradinGear by the Board of Directors on April 29, 2003. From October 1, 2002 to April 2003, he had been a consultant under contract to perform and advise the Company with respect to normal CFO duties. Mr. Lybbert held the same position for the parent company, when it was Digitran Systems, Incorporated ("Digitran") in Logan, Utah from March 1998 to March 1999, during which time he also served as a Director and Corporate Secretary. From March 1999 to March 2001, he served as Chief Financial Officer and Chief Information Officer of Reynolds Corporation, a Division of Selkirk Industries, in Lynnwood Washington. From April 2001 until April 2003, he was a self-employed Independent Consultant. Nevertheless, from April 2000 until the merger with TradinGear.com, Incorporated on September 12, 2002, he had been a consultant to Digitran on a limited, volunteer basis, which included an appointment as Corporate Secretary in April 2001.

     Mr. Lybbert graduated from the University of Utah with a Bachelors and Masters Degree in Professional Accountancy in 1983 and 1984, respectively. He then joined the Tampa, Florida office of Price Waterhouse until leaving in 1991 as an Audit Manager. Since then, and up until his appointment as CEO of the Company, Mr. Lybbert had been, both a CFO and CIO for nine years; Consultant for three years; and Investor for all twelve. He has a wide range of experience in manufacturing, agriculture, food processing, retail, wholesale distribution, public utilities, software, and investment fund management. Mr. Lybbert has been a shareholder since 1991.

Marni Gaer   Director, Secretary and In House Counsel

     Marni Gaer became a Director, Corporate Secretary, and In House Counsel of TradinGear in October 1999. She was then elected to these positions for TGFIN on September 12, 2002. Since 1992, Ms. Gaer also has been and currently serves as Vice-President and General Counsel for International Printing Corporation, a family business located in Queens, New York, where her responsibilities include union and labor negotiations and general corporate law. Ms. Gaer earned her JD from Brooklyn Law School in 1991 and graduated from the University of Pennsylvania with a Bachelor of Arts in Economics in 1988.

Ron Comerchero - Director

     Ronald Comerchero became a Director of TradinGear in October 1999 and was elected a director of TGFIN on September 12, 2002. He has over twenty years experience in the trading business, Mr. Comerchero became a Member of the New York Mercantile Exchange ("NYMEX") in 1981, and worked as an independent floor trader until 1995. During that time he served as a Director of the New York Mercantile Exchange, and was the Chairperson of the Arbitration Committee and Vice Chair of the Business Conduct and Membership Committee. In 1995 he became Managing Director of Pioneer Futures, one of the largest independent clearinghouses on the NYMEX. In 1998 he became an allied member of Valhalla Partners, and currently is responsible for risk management procedures implemented at Valhalla and (through Valhalla Management) risk management at Catalyst Trading LLC. He is also a Managing Member of Thunder Asset Management, a position he has held since July 2003.

Aaron Etra - Director

      Aaron Etra was appointed Director of TGFIN and TradinGear on April 29, 2003. Aaron Etra has been the President of Investors & Developers Associates, Inc., a developer of commercial, residential and industrial property in the U.S., since 1981 as well as Chairman of Molecular Technology Group, a biotechnology and consumer products and research and development group of companies since 1998. He is also a Director of ABSS Corp. Mr. Etra has been an Attorney and a counselor at law since 1966 specializing in commercial, corporate, tax and personal law. His professional education includes a J.D. in Law at Columbia University in 1965, L.L.M. in Law at New York University in 1966, a B.A. in Political Science and Economics at Yale University in 1962 and he attended the Hague Academy of International Law during the summers of 1964-65.

Family Relationships

     Marni and Samuel Gaer have been married to each other for over ten years.

Involvement in certain legal proceedings by Officers and Directors

     None

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

     The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2003, except that S. Emerson Lybbert, Chairman, and Aaron Etra, Director filed Form 3, regarding their initial stockholdings, after the 10 day deadline, due primarily to, the coincident necessary effort and distraction caused by the Asset Sale and subsequent move.

Audit committee and Financial Expert

     The Company does not have a formal Audit committee. All members of the Board of Directors serve the functions of the audit committee, with S. Emerson Lybbert, Chairman, CEO and CFO serving as its Chairman. S. Emerson Lybbert is a "Financial expert" within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, and currently is the Board's only "financial expert," although all Board members are financially literate. The Board members, functioning also as audit committee members, have:

     1) reviewed and discussed the audited financial statements with management,
     2) discussed with the independent auditors the matters required to be discussed by SAS 61,
     3) received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and discussed with the independent accountant the independent accountant's independence, and
     4) recommended that the audited financial statements be included in the company's annual report 10-K.

     The Board members performing the function of the audit committee are, S. Emerson Lybbert, Marni Gaer, Ron Comerchero, and Aaron Etra.

Code of Ethics

     The Board of Directors has not yet adopted a Code of Ethics for its CEO and CFO because it believes the design of, and compliance with, its controls and procedures are sufficiently complete to mitigate such risks at its current level of operations given the company is currently a Development Stage Company with no operations. The Board of Directors maintains all approval authority over significant transactions; use or commitment of company resources; and the incurrence of debt or equity, etc.


    ITEM 10  EXECUTIVE COMPENSATION

     The following table sets forth certain specified information concerning the compensation of the Chief Executive Officer of the Company and all other officers (the Named Executive Officers):

                         Annual Compensation
                    ____________________________
(a)       (b)       (c)       (d)       (e)
                                             Long-term compensation
Name and                                     ____(f)________(h)______
Principal                                    Restricted      Other
Position    Year        Salary   Bonus   Other Stock Awards
- ----------- ----      -------- -----   ----- ------------------------

S. Emerson
 Lybbert    2003      $ 66,667    -0-  $14,344  $ 8,000     -0-
 Chairman   2002          -0-     -0-  $ 6,000  $17,455     -0-
 CEO        2001          -0-     -0-  $ 7,500  $   100     -0-

Marni Gaer  2003      $ 97,200    -0-     -0-   $ 4,000     -0-
Director,   2002        53,350    -0-     -0-      -0-      -0-
Counsel     2001         7,200    -0-     -0-      -0-      -0-

Ron Comerchero
Director    2003      $   -0-     -0-     -0-   $43,438     -0-
            2002          -0-     -0-     -0-    82,875     -0-
            2001          -0-     -0-     -0-    82,875     -0-

Aaron Etra  2003      $   -0-     -0-     -0-   $ 2,000     -0-
Director    2002          -0-     -0-     -0-      -0-      -0-
            2001          -0-     -0-     -0-      -0-      -0-

Bruce Frank 2003      $  1,000    -0-     -0-   $47,340     -0-
Former Vice 2002        27,000    -0-     -0-   150,000     -0-
President   2001         8,000    -0-     -0-   150,000     -0-

Samuel Gaer 2003      $ 24,500    -0-     -0-   $  -0-      -0-
Former      2002       206,000    -0-     -0-      -0-      -0-
Chairman    2001       155,000    -0-     -0-      -0-      -0-
CEO


    Other Items

    There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2003 by any Named Executive Officer.

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
     Name  on Exercise (#)     Realized($)   Unexercisable  Unexercisable


    S. Emerson Lybbert
    (Chairman)
       2003   -0-               -0-                   0/0     $0/0
       2002   -0-               -0-                   0/0     $0/0


    Marni Gaer
    (Director)
       2003   -0-               -0-                   0/0     $0/0
       2002   -0-               -0-                   0/0     $0/0

    Ron Comerchero
    (Director)
       2003   -0-               -0-                   0/0     $0/0
       2002   -0-               -0-                   0/0     $0/0

    Aaron Etra
    (Director)
       2003   -0-               -0-                   0/0     $0/0
       2002   -0-               -0-                   0/0     $0/0

    Bruce Frank
    (Former Vice-President)
       2003   -0-               -0-                   0/0     $0/0
       2002   -0-               -0-                   0/0     $0/0

    Samuel Gaer
    (Former Chairman, Director)
       2003   -0-               -0-                   0/0     $0/0
       2002   -0-               -0-                   0/0     $0/0

     Director Compensation

     At the discretion of the Board of Directors, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director. No options were granted to Directors or Officers during the fiscal years ended December 31, 2003 or 2002.

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

    ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2003 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock and Preferred Stock, by each director and each officer of the Company and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.

                                                   Voting
    Name and                   Number             Power and
    Address of              of shares             Percent of
    Beneficial            of outstanding          outstanding
    Owner\Identity           Common               Common
    of Group (1)              Stock                Stock

    Samuel Gaer                6,675,000              29.8%
    1517 North 260 East
    North Logan, UT  84341

    Marni Gaer (2) *           2,000,000               8.9%
    1517 North 260 East
    North Logan, UT  84341

    Ronald Comerchero *        2,000,000               8.9%
    205 Third Avenue, 7K
    New York, NY 10003

    Kim Hemphill (3)           1,950,351               8.7%
    16006 East Jacobs Road
    Spokane, WA  99217

    Bruce Frank                1,710,584               7.6%
    238 Christopher Street
    Montclair, NJ 07043

    Global Net Financial       1,338,889               6.0%
    7284 West Palmetto Pk. Rd.
    Suite 120
    Boca Raton, FL  33433

    Norman Fuchs                 975,689               5.3%
    5 Flagpole Lane
    East Setauket, NY 11733

    S. Emerson Lybbert *         235,479               1.0%
    1517 North 260 East
    North Logan, UT  84341

    Aaron Etra *                  23,907                .1%
    1350 Ave of Americas
    29th Floor
    New York, NY  10019

    All executive officers
    and directors as a
    group (4 persons)          4,259,386              19.0%


(1) Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned. As at the date hereof, TGFIN Holdings, Inc. had outstanding 22,431,163 shares of its common stock.

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


     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective March 31, 2003 Samuel Gaer, Former Chairman and President, was hired on a full-time basis as the Chief Information Officer of the New York Mercantile Exchange, the Parent company of the purchasing party to the Asset Sale.


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

     (b)    Reports on Form 8-K during the last quarter:

    1. An amended report on Form 8-K/A was filed on October 9, 2003 to amend an event dated September 15, 2003, a change in the Company's certifying accountants.

    2. A report on Form 8-K was filed on October 17, 2003 to report an event dated September 12, 2002, documenting the change from the certifying accountants, to whom the Company changed back to on September 15, 2003. The original change, which was reported through a proxy statement and 10-Q, was hereby isolated and separately reported.

    3. A report on Form 8-K was filed on December 17, 2003 to report an event dated December 16, 2003, the filing of a Complaint against the Company.

     ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

     Aggregate fees for professional services rendered for the Company by Samuel Klein and Company, and HJ & Associates, LLC for the years ended December 31, 2002 and 2003 are set forth below.

                              YEAR 2003 YEAR 2002

AUDIT FEES                    $  24,848 $ 111,115
AUDIT-RELATED FEES            $       - $       -
TAX FEES                      $   2,200 $   5,000
ALL OTHER FEES                $       - $       -
                              --------- ---------
TOTAL                         $  27,048 $ 116,115

     Audit Fees for the fiscal years ended December 31, 2003 and 2002 were for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements. Amounts included are for the respective year's audit work. The Company became public in 2002, and therefore incurred substantial costs related to its initial audits.

     Audit-Related Fees as of the years ended December 31, 2003 and 2002 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

     Tax Fees as of the years ended December 31, 2003 and 2002 were for professional services related to tax compliance, tax authority audit support and tax planning. Amounts are included in the year billed.

     There were no fees that were classified as All Other Fees as of the years ended December 31, 2003 and 2002.

     As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01 (c_ (7) (i) (C) under Regulation S-X.
                               33

        Signatures




    /s/ S. Emerson Lybbert         Chairman of the Board, Director
    -------------------------
    S. Emerson Lybbert             March 26, 2004


    /s/ Marni Gaer                 Director
    -------------------------
    Marni Gaer                     March 26, 2004


    /s/ Ron Comerchero             Director
    -------------------------
    Ron Comerchero                 March 26, 2004

    /s/ Aaron Etra                 Director
    -------------------------
    Aaron Etra                     March 26, 2004

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: March 26, 2004


                         TGFIN Holdings, Inc.
                         (Registrant)



                         By/s/ S. Emerson Lybbert
                           ----------------------------
                           S. Emerson Lybbert, President
                           Principal Executive Officer,
                           Principal Financial Officer