Form 10QSB
period 2004-03-31
TGFIN HOLDINGS INC
filed 2004-05-11
CIK 876134

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

Yes   x      No
     ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                            Outstanding at March 31, 2004
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

                       TGFN HOLDINGS, INC.
                        TABLE OF CONTENTS


                                                                   PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of March 31, 2004                               3

              Unaudited Condensed Consolidated Statements of
               Operations, for the three month periods ended
               March 31, 2004 and 2003                               4

              Unaudited Condensed Consolidated Statements of Cash
                  flows, for the three month periods ended
                  March 31, 2004 and 2003                            5

              Notes to Unaudited Condensed Consolidated Interim
                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                    10

        Item 3.  Controls and Procedures                            12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         FINANCIAL STATEMENTS
                 March 31, 2004

                            TGFIN HOLDINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET


                                (Unaudited)
                                      March 31,       December 31,
                                        2004               2003
                                    -------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents          $ 2,350,136      $ 2,469,658
  Prepaid expenses                        28,072           24,003
                                    ------------     ------------
     Total Current Assets              2,378,208        2,493,661

Property and equipment, net                    -                -
Deposits                                     500              500
                                    ------------     ------------
     Total Assets                   $  2,378,708     $  2,494,161
                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                  $     17,670     $     13,902
  Accrued expenses                        68,964           70,389
                                     -----------      -----------
     Total Current Liabilities            86,634           84,291
                                     -----------      -----------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
   1,000,000 shares authorized,
   50,500 shares issued
   and outstanding                           506              506
 Common stock ($.01 par value),
   50,000,000 shares authorized,
   22,431,168 issued and
   outstanding at March 31,
   2004                                  224,312          224,312
 Additional paid-in-capital            3,637,824        3,637,824
 Retained deficit prior to
   development stage                  (1,077,064)      (1,077,064)
 Retained deficit during
   development stage                    (493,504)        (375,708)
                                    ------------     ------------
     Total Stockholders' Equity        2,292,074        2,409,870
                                    ------------     ------------
     Total Liabilities and
     Stockholders' Equity           $  2,378,708     $  2,494,161
                                    ============     ============

These accompanying notes are integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                     (A Development Stage Company)

                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                             Three Months Ended      April 1, 2003
                                 March 31,                To
                             2004          2003     March 31, 2004
REVENUES                  $        -    $         -   $        -
                          ----------    -----------   ----------

OPERATING COSTS              123,268              -      515,063
                          ----------    -----------   ----------
OPERATING LOSS              (123,268)             -     (515,063)
                          ----------    -----------   ----------
OTHER INCOME:
  INTEREST INCOME              5,472              -       21,559
  NET GAIN FROM ASSET
    SALE (Note 2)                  -      2,841,860            -
                          ----------    -----------   ----------
    TOTAL OTHER INCOME         5,472      2,841,860       21,559
                          ----------    -----------   ----------
OPERATING INCOME (LOSS)
BEFORE DISCONTINUED
OPERATIONS                  (117,796)    $2,841,860     (493,504)
                          ----------    -----------   ----------
 DISCONTINUED
 OPERATIONS:
   NET(LOSS) FROM
   DISCONTINUED
   OPERATIONS                      -       (414,258)           -
   (Note 3)

                          ----------    -----------   ----------
 NET INCOME(LOSS)         $ (117,796)   $ 2,427,602  $ (493,504)
                          ==========    ===========   ==========
 BASIC AND
 DILUTED INCOME
 (LOSS)PER SHARE:
 Continuing
 Operations               $    (0.01)   $      0.13
 Discontinued
 Operations                        -          (0.02)
                          ----------    -----------
           Total          $    (0.01)   $      0.11
                          ==========    ===========
 Weighted Average
 Number of shares
 Outstanding              22,431,168     22,431,168
                          ==========    ===========
The accompanying notes are an integral part of these consolidated financial statements.

                        TGFIN HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                            Three Months Ended        April 1, 2003
                                 March 31,                 To
                             2004          2003      March 31, 2004
Cash Flows from
Operating activities:
 Net Income(Loss)         $  (117,796)   $2,427,602     $   (493,504)

 Adjustments to reconcile
 Net income (loss) to net
 cash used in operating
 activities:
  Depreciation and
  amortization                      -        11,297                -
  Amortization of deferred
  compensation                      -       115,005           13,751
  Compensation costs of
  common stock issued
  to consultants                    -        10,000                -
  Gain on Sale of Assets            -    (2,841,860)               -
  Changes in assets and
  liabilities, net of
  effect from gain of sale
  of assets:
   Decrease (increase) in:
   Accounts receivable              -        22,790           31,250
   Prepaid expenses            (4,069)       (2,361)         (13,320)
   Deposits                         -        76,524             (500)
   Increase (decrease)in:
   Accounts payable and
   Accrued expenses             2,343        (3,637)        (140,859)
                           ----------    ----------       ----------
    Net cash used in Operating
    Activities               (119,522)     (184,640)        (603,182)
                           ----------    ----------       ----------
Cash Flows from Investing
Activities:
 Sale of property and
 Equipment                          -       109,279                -
 Sale of intellectual
 Property                           -     2,890,721                -
                           ----------    ----------       ----------
Net cash provided by
(used in)investing
Activities                          -     3,000,000                -
                           ----------    ----------       ----------
Cash Flows from Financing
Activities:
Issuance of common stock            -             -                -
                           ----------    ----------       ----------
Net cash provided by
financing activities                -             -                -
                           ----------    ----------       ----------
Net Increase (Decrease)
in Cash and Cash
Equivalents                  (119,522)    2,815,360         (603,182)

Cash and Cash Equivalents,
beginning of year           2,469,658       137,958        2,953,318
                           ----------    ----------       ----------
Cash and Cash Equivalents,
end of year                $2,350,136    $2,953,318       $2,350,136
                           ==========    ==========       ==========

These accompanying notes are an integral part of these consolidated financial statements.

                      TGFIN HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS
                     (Unaudited continued)

                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                            Three Months Ended        April 1, 2003
                                 March 31,                To
                             2004         2003       March 31, 2004
Cash paid during
the period for:
  Income Taxes            $            $    1,800      $        -
                           ==========  ==========      ==========
  Interest                $         -  $        -      $        -
                           ==========  ==========      ==========
Supplemental Disclosures
of Non-cash Investing and
Financing Activities:
Common stock issued
 For services             $            $   10,000      $        -
                          ==========   ==========      ==========

These accompanying notes are an integral part of these consolidated financial statements.

                      TGFIN HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS
               MARCH 31, 2004 and DECEMBER 31, 2003


NOTE 1: THE COMPANY AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company

The Company consists of TGFIN Holdings, Inc. ("TGFIN") and its sole and wholly-owned operating subsidiary, TradinGear.Com Incorporated ("TradinGear", together, the "Company"). TGFIN was incorporated under the laws of Delaware in March 1985 (originally as Mark, Inc.). TradinGear was incorporated under the laws of the State of Delaware on July 7, 1999.

TradinGear produced trading software designed for the financial services industry. The Company's software technology was designed to provide stock exchanges and broker dealers in the securities industry the ability to offer to its customers an on-line electronic system for securities trading. The operating assets of Tradingear were sold on March 31, 2003. See also NOTE 2:
ASSET SALE.


Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the respective full years.

                         TGFIN HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS
               MARCH 31, 2004 and DECEMBER 31, 2003
                           (Continued)

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

The Company recorded a gain on the Asset Sale or $2,841,860. An additional $100,000 in cash was placed in escrow for possible indemnification claims until March 31, 2004. Subsequent to the three months ended March 31, 2004 the escrowed amount was released to the Company on April 22, 2004 without offset. The escrowed amount was previously recorded as part of the gain on Asset Sale with a corresponding estimated accrual for possible claims. The related accrual will be reversed in the second quarter of 2004, the same quarter in which escrowed funds were received.

Due to the Company's ceasing operations on March 31, 2003, effective April 1, 2003 the Company reverted back to the development stage as it seeks a merger or acquisition with an operating entity.


NOTE 3: DISCONTINUED OPERATIONS

The operating assets of Tradingear were sold on March 31, 2003. The following is a summary of the loss from discontinued operations resulting from the elimination of those operations. The financial statements have been retroactively restated to reflect this event. The amounts for 2003 represent operating activity prior to March 31. No tax benefit was attributed to the discontinued operations.


                                         Three Months Ended
                                    March 31,            March 31,
                                      2004                2003

    REVENUES                      $        -        $ 118,079
    COSTS AND EXPENSES
     General & administrative              -          170,310
     Development costs                     -           98,838
     Consulting fees                       -          165,696
     Deferred costs expense                -           86,196
     Depreciation expense                  -           11,297
                                  ----------        ---------
    Total costs and expense                -          532,337


    Net Income (loss) before
     Provision for Income         ----------        ---------
     Taxes                                 -         (414,258)

    Provision for
     Income taxes                          -                -
                                  ----------        ---------
    Net Loss from discontinued    $        -        $(414,258)
      operations                  ==========        =========


NOTE 4: COMMITMENTS AND CONTINGENCIES

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

Leases

The Company leases office equipment and office space under noncancellable operating leases. Commitments under these leases are as follows:

                                           December 31,
                        2004                $  1,410
                        Thereafter                 -
                                            --------
                                            $  1,410
                                            ========

In April 2003, TradinGear vacated its location under which it had a long-term lease obligation. Consequently, TradinGear forfeited its lease deposits. Subsequently, the space was re-leased by the Landlord to a third party. As of May 10, 2004 no amounts under the prior long-term lease obligation have been requested, and none is expected. The company believes it has no liability under its former long-term lease obligation.

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

                          TGFIN HOLDINGS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                  MARCH 31, 2004 and DECEMBER 31, 2003
                             (Continued)

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at March 31, 2004. Although the company retained and will utilize computer equipment for its accounting and financial analysis, they are fully depreciated:

                                         March 31,         Estimated
                                           2003             Useful
                                       -----------           Lives
      Computer equipment               $   10,000              5
      Less: Accumulated depreciation      (10,000)
                                       -----------
                                       $        -
                                       ===========

NOTE 6:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to March 31, 2004 the Company had accumulated losses from operations of $4,412,428 prior to the Gain from Discontinued Operations of $2,841,860. No federal tax expense was reported in the financial statements due to the Asset Sale because the accumulated losses prior to the sale exceeded the gain recognized on disposition of the assets. Also, no tax benefit was reported in the financial statements due to the current uncertainty of future operations.

NOTE 7:  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of March 31, 2004 and December 31, 2003 and changes during the periods then ended, is presented below:

                              March 31,            December 31,
                                2004                   2003

                                    Weighted             Weighted
                                    Average              Average
                                    Exercise             Exercise
                            Shares    Price     Shares     Price

Outstanding, beginning of
 period                     905,832  $  .46    910,880  $    .47
Granted                           -       -          -         -
Expired/Cancelled          (102,262)    .95     (5,048)    21.00
Exercised                       -       -          -         -
                            -------  ------    -------  --------
Outstanding end of year     803,570  $  .40    905,832  $    .46
                           ========  ======    =======  ========
Exercisable                 803,570  $  .40    905,832  $    .46
                           ========  ======    =======  ========

                           Outstanding                    Exercisable
                               Weighted
                  Number       Average     Weighted     Number    Weighted
                Outstanding   Remaining    Average    Exercisable  Average
   Range of     at March     Contractual   Exercise    at March    Exercise
Exercise Prices   31, 2004       Life        Price      31, 2004    Price
- --------------- -----------  -----------   --------   ----------- ---------
$    .40          803,570          .71     $    .40     803,570    $   .40
===========       =======       ======     ========     =======    =======

No options or warrants were issued during the three months ended March 31, 2004. Only options and warrants with exercise prices of $.40 remain outstanding.

NOTE 8:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,431,168 were outstanding as at March 31, 2004.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of March 31, 2004 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at March 31, 2004 of approximately $311,080 or $6.16 per share, including $14,140 accrued in the current quarter. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon(whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended December 31, 2003. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three months ended March 31, 2004 and March 31, 2003 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2004 may not be indicative of results expected for the entire fiscal year ended December 31, 2004.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.


Results of Operations:

The results from operations for the three months ended March 31, 2004 were very different from those for the three months ended March 31, 2003. In the current year (2004) the Company operated as a development stage corporation with no revenues and no operating subsidiary. In the prior year (2003) the Company conducted its last quarter of operations, whose results are now classified as Discontinued Operations, and sold its operating assets to create a Gain from Asset Sale, which was reported as other income.

Therefore, operating costs of $123,268 and interest income of $5,472 for the three months ended March 31, 2004 represent 100% increases over those of the three months ended March 31, 2003. Likewise, the net gain from Asset Sale of $2,841,860 and net loss from discontinued operations of $414,258 for the three months ended March 31, 2003 represent balances which have declined 100%, when compared to the current year's three month period ended March 31.

The net loss from discontinued operations for the three months ended March 31,2003 consisted of the following components which had no comparable balance in the current year each of which, represents a 100% decline for the three months ended March 31, 2004 versus the comparable period for 2003: Revenues of $118,079; Development costs of $98,838; Consulting fees of $165,696; Deferred cost expense of $86,196 and Depreciation expense of $11,297.

In addition, General and Administrative costs for the three months ended March 31, 2004 of $123,268 declined $47,042, or 28% from the first quarter of 2003. This was due to a reduction in management and administrative personnel.

Gain from Asset Sale. The Gain from Asset Sale, recorded in the first quarter of 2003, consisted of the following components.

     Proceeds from Asset Sale:                     $3,000,000
     Less: Fixed assets sold                         (109,279)
     Less: Reserve for Deposits                      ( 76,524)
     Less: write-off of remaining
        Unamortized deferred
        Compensation of TradinGear                   ( 58,219)
     Add:  Reversal of over-accruals                   85,882
                                                  -----------
     Gain from Sale of Assets                      $2,841,860
                                                  ===========

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

ITEM 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities

     No shares were issued during the fiscal quarter ended March 31, 2004.

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $ 311,080.

ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

ITEM 5 Other Information.

ITEM 6  Exhibits and Reports on Form 8-K

  (a)     Exhibits

  31.1 302 Certification

  31.2 302 Certification

  32   Certification of Chief Executive Officer and Chief Financial
  Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the
  Sarbanes-Oxley Act of 2002

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 10, 2004


                      TGFIN Holdings, Inc.
                      (Registrant)



                      By_/s/ Scott Emerson Lybbert_
                        Scott Emerson Lybbert, President
                        Principal Executive Officer,
                        Principal Financial Officer