Form 10QSB
period 2004-06-30
TGFIN HOLDINGS INC
filed 2004-07-22
CIK 876134

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 1-11034


                  TGFIN HOLDINGS, INC. AND SUBSIDIARY
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

Yes   x      No
     ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


  Class                            Outstanding at June 30, 2004
Common stock, $.01 par value                    22,831,168

Transitional Small Business Disclosure Format (Check one)

       Yes         No   X

PLEASE ADDRESS ALL CORRESPONDENCE TO:     Mark Gasarch, Esq.
                                          150 East 58th Street
                                          34th floor
                                          New York, New York 10155
                                          (212) 956 -9595

               TGFN HOLDINGS, INC. AND SUBSIDIARY
                        TABLE OF CONTENTS


                                                                   PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of June 30, 2004 and Audited Consolidated
                  Balance Sheet as of December 31, 2003              3

              Unaudited Condensed Consolidated Statements of
                  Operations, for the Three and Six Month Periods
                  Ended June 30, 2004 and 2003                       4

              Unaudited Condensed Consolidated Statements of Cash
                  Flows, for the Three and Six Month Periods Ended
                  June 30, 2004 and 2003                             5

              Notes to Unaudited Condensed Consolidated
                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                    10

        Item 3.  Controls and Procedures                            12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 2004

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                       June 30,       December 31,
                                        2004               2003
                                    -------------     ------------
                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents          $ 2,246,762      $ 2,469,658
  Prepaid expenses                        26,670           24,003
                                    ------------     ------------
     Total Current Assets              2,273,432        2,493,661

Property and equipment, net                    -                -
Deposits                                     500              500
                                    ------------     ------------
     Total Assets                   $  2,273,932     $  2,494,161
                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                  $      5,935     $     13,902
  Accrued expenses                        41,682           70,389
                                     -----------      -----------
     Total Current Liabilities            47,617           84,291
                                     -----------      -----------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
   1,000,000 shares authorized,
   50,500 shares issued
   and outstanding                           506              506
 Common stock ($.01 par value),
   50,000,000 shares authorized,
   22,831,168 and 22,431,168 issued and
   outstanding, respectively             228,312          224,312
 Additional paid-in-capital            3,677,824        3,637,824
 Retained deficit prior to
   development stage                  (1,077,064)      (1,077,064)
 Retained deficit during
   development stage                    (603,263)        (375,708)
                                    ------------     ------------
     Total Stockholders' Equity        2,226,315        2,409,870
                                    ------------     ------------
     Total Liabilities and
     Stockholders' Equity           $  2,273,932     $  2,494,161
                                    ============     ============

These accompanying notes are integral part of these consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                   (A Development Stage Company)

                                                                    From
                                                                  Inception
                                                                   Of the
                                                                 Development
                         For the                 For the          Stage on
                    Three Months Ended        Six Months Ended  April 1, 2003
                         June 30,                June 30,             To
                    2004          2003        2004        2003  June 30, 2004
REVENUES         $        -  $            $        -  $        -  $        -
                 ----------  -----------  ----------  ----------  ----------

OPERATING COSTS     115,137       99,762     238,405      99,762     630,200
                 ----------  -----------  ----------  ----------  ----------
OPERATING LOSS     (115,137)     (99,762)   (238,405)    (99,762)   (630,200)
                 ----------  -----------  ----------  ----------  ----------
OTHER INCOME:
  INTEREST INCOME     5,378        2,788      10,850       2,788      26,937
  NET GAIN FROM ASSET
   SALE (Note 2)          -            -           -   2,841,860           -
                 ----------  -----------  ----------  ----------  ----------
    TOTAL OTHER
     INCOME           5,378        2,788      10,850   2,844,648      26,937
                 ----------  -----------  ----------  ----------  ----------
OPERATING INCOME (LOSS)
BEFORE DISCONTINUED
OPERATIONS         (109,759)     (96,974)   (227,555)  2,744,886    (603,263)
                 ----------  -----------  ----------  ----------  ----------
 DISCONTINUED
 OPERATIONS:
   NET(LOSS) FROM
   DISCONTINUED
   OPERATIONS             -            -           -    (414,258)          -
   (Note 3)
                 ----------  -----------  ----------  ----------  ----------
NET INCOME(LOSS)$  (109,759) $   (96,974) $ (227,555) $2,330,628  $ (603,263)
                 ==========  ===========  ==========  ==========  ==========
 BASIC AND
 DILUTED INCOME
 (LOSS)PER SHARE:
 Continuing
 Operations      $    (0.00) $     (0.00) $    (0.01) $     0.12
 Discontinued
 Operations               -            -           -       (0.02)

                 ----------  -----------  ----------  ----------
           Total $    (0.00) $     (0.00) $    (0.01) $     0.10
                 ==========  ===========  ==========  ==========
 Weighted Average
 Number of shares
 Outstanding     22,628,970   22,431,168  22,826,772  22,431,168
                 ==========  ===========  ==========  ==========
The accompanying notes are an integral part of these consolidated financial statements.

                 TGFIN HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                             From
                                                          Inception
                                                            Of the
                                                         Development
                                      For The             Stage on
                                 Six Months Ended      April 1, 2003
                                     June 30,               To
                                  2004      2003       June 30, 2004
Cash Flows from
Operating Activities:
 Net Income (Loss)            $ (227,555) $2,330,628     $  (603,263)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Depreciation and
  amortization                         -      11,297               -
  Amortization of deferred
  compensation                         -     119,405          13,751
  Costs of common stock
  issued for compensation         15,000           -          15,000
  Costs of common stock
  issued for services                  -       3,750               -
  Gain on sale of assets               -  (2,841,860)              -
  Changes in assets and
  liabilities:
   Decrease (increase)in:
   Accounts receivable                 -      22,790          31,250
   Prepaid expenses               (2,667)       (200)        (11,918)
   Deposits                            -           -            (500)
   Increase (decrease)in:
   Accounts payable and
    accrued expenses              (7,674)   (118,452)       (150,876)
                              ----------  ----------      ----------
    Net Cash Used In Operating
    Activities                $ (222,896) $ (472,642)     $ (706,556)
                              ----------  ----------      ----------
Cash Flows from Investing
Activities:
 Sale of property and
 equipment                             -     109,279               -
 Sale of intellectual
 property                              -   2,890,721               -
                              ----------  ----------      ----------
Net Cash Provided By
 Investing Activities         $        -  $3,000,000      $        -
                              ----------  ----------      ----------
Cash Flows From Financing
Activities:                   $        -  $        -      $        -
                              ----------  ----------      ----------

Net Increase (Decrease)
In Cash and Cash
Equivalents                   $ (222,896) $2,527,358      $ (706,556)

Cash and Cash Equivalents,
Beginning of Period           $2,469,658  $  137,958      $2,953,318
                              ----------  ----------      ----------
Cash and Cash Equivalents,
End of Period                 $2,246,762  $2,665,316      $2,246,762
                              ==========  ==========      ==========


These accompanying notes are an integral part of these consolidated financial statements.

              TGFIN HOLDINGS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited continued)
                                                              From
                                                           Inception
                                                            Of the
                                                         Development
                                      For The             Stage on
                                 Six Months Ended        April 1, 2003
                                     June 30,                 To
                                  2004      2003         June 30, 2003
Cash Paid During
the Period For:
  Income Taxes              $           $    1,800        $         -
                            ==========  ==========        ===========
  Interest                  $        -  $        -        $         -
                            ==========  ==========        ===========
Supplemental
Disclosures of
Non-cash Investing and
Financing Activities:
  Common stock issued
  for accrued liabilities  $    29,000  $        -        $    29,000
                            ==========  ==========        ===========
  Common stock issued
  for services              $   15,000  $        -        $    15,000
                            ==========  ==========        ===========
  Common stock issued
  for services              $        -  $    3,750        $         -
                            ==========  ==========        ===========

               TGFIN HOLDINGS, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 2004 and DECEMBER 31, 2003


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


Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2004 and the results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.

                  TGFIN HOLDINGS, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 2004 and DECEMBER 31, 2003
                           (Continued)

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

The Company recorded a gain on the Asset Sale or $2,841,860. An additional $100,000 in cash was placed in escrow for possible indemnification claims until March 31, 2004. The escrowed amount was released to the Company on April 22, 2004 without offset. The escrowed amount was recorded as part of the original gain on Asset Sale with a corresponding estimated accrual for possible claims.

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


                                           Six Months Ended
                                     June 30,           June 30,
                                      2004                2003

    REVENUES                      $        -        $ 118,079
                                  ----------        ---------
    COSTS AND EXPENSES
     General & administrative              -          170,310
     Development costs                     -           98,838
     Consulting fees                       -          165,696
     Deferred costs expense                -           86,196
     Depreciation expense                  -           11,297
                                  ----------        ---------
    Total costs and expense                -          532,337


    Net Income (loss) before
     Provision for Income         ----------        ---------
     Taxes                                 -         (414,258)

    Provision for
     Income taxes                          -                -
                                  ----------        ---------
    Net Loss from discontinued    $        -        $(414,258)
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

As of the date of this report, depositions have been taken and a settlement conference is preliminarily scheduled for July 28, 2004. No assessment of probable loss is yet determinable or estimable. Therefore no provision for loss has been accrued.

Leases

The Company leases office equipment and office space under noncancellable operating leases. Commitments under these leases are as follows:

                                           December 31,
                                           ------------
                        2004                $  3,575
                        Thereafter                 -
                                            --------
                                            $  3,575
                                            ========

In April 2003, TradinGear vacated its location under which it had a long-term lease obligation. Consequently, TradinGear forfeited its lease deposits. Subsequently, the space was re-leased by the Landlord to a third party. As of the date of this report, no amounts under the prior long-term lease obligation have been requested, and none is expected. The company believes it has no liability under its former long-term lease obligation.

Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert, the Chief Executive Officer of the Company. The agreement was for a term of three years commencing April 1, 2003 and provided for a base annual compensation of 100,000 shares of the company's stock, $100,000, and bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years commencing October 1, 2002 and provided for a base annual salary of $100,000 and bonuses as determined by the Company's Board of Directors. No bonuses were authorized or paid in 2003 or 2002.

401(k) Plan and Profit Sharing Plan

The Company has approved a 401(k) Plan and a Profit Sharing Plan which cover full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan, on a pretax basis not to exceed the current annual Federal limitation. Amounts contributed to the 401(k) Plan are non-forfeitable. Under the Profit Sharing Plan, a member in the plan participates in the Company's contributions to the Plan as of December 31 in any year, with allocations to individual accounts based on annual compensation.

An employee does not fully vest in the plan until the completion of three years of employment. The Board of Directors will determine the Company's contributions to the plan on a discretionary basis. The Company has not made any contributions to date.

                    TGFIN HOLDINGS, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 and DECEMBER 31, 2003
                             (Continued)

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at June 30, 2004. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

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
                                       ===========

NOTE 6:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to June 30, 2004 the Company had accumulated losses from operations of $4,507,187 prior to giving effect to the Gain from Discontinued Operations of $2,841,860. No federal tax expense was reported in the financial statements due to the Asset Sale because the accumulated losses prior to the sale exceeded the gain recognized on disposition of the assets. Also, no tax benefit was reported in the financial statements due to the current uncertainty of future operations.

NOTE 7:  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of June 30, 2004 and December 31, 2003 and changes during the periods then ended, is presented below:

                               June 30,            December 31,
                                2004                   2003

                                    Weighted             Weighted
                                    Average              Average
                                    Exercise             Exercise
                            Shares    Price     Shares     Price

Outstanding, beginning of
 period                     905,832  $  .46    910,880  $    .47
Granted                           -       -          -         -
Expired/Cancelled          (102,262)    .95     (5,048)    21.00
Exercised                       -       -          -         -
                            -------  ------    -------  --------
Outstanding end of period   803,570  $  .40    905,832  $    .46
                           ========  ======    =======  ========
Exercisable                 803,570  $  .40    905,832  $    .46
                           ========  ======    =======  ========

                           Outstanding                    Exercisable
                               Weighted
                  Number       Average     Weighted     Number    Weighted
                Outstanding   Remaining    Average    Exercisable  Average
   Range of     at June      Contractual   Exercise    at June    Exercise
Exercise Prices   30, 2004       Life        Price      30, 2004    Price
---------------- -----------  -----------   --------   ----------- -------
$    .40          803,570          .21     $    .40     803,570    $   .40
===========       =======       ======     ========     =======    =======

No options or warrants were issued during the three months ended June 30, 2004, nor did any expire during this quarter. Only options and warrants with exercise prices of $.40 remain outstanding.

NOTE 8:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,831,168 were outstanding at June 30, 2004. During the fiscal quarter ended June 30, 2004, 400,000 shares were issued to executives and directors in accordance with employment and service agreements for $29,000 in accrued expenses and $15,000 in current period expenses.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of June 30, 2004 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at June 30, 2004 of approximately $311,080 or $6.16 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

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

The information set forth and discussed below for the three months ended June 30, 2004 and June 30, 2003 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended June 30, 2004 may not be indicative of results expected for the entire fiscal year ended December 31, 2004.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.


Results of Operations:

The results from operations for the three months ended June 30, 2004 were essentially identical to those for the three months ended June 30, 2003 except for costs of issuing common stock for compensation. Operating costs of $115,137 for the three months ended June 30, 2004 increased $15,375, or 15%, over those of the three months ended June 30, 2003 due primarily to costs of issuing common stock for compensation of $15,000. Interest income of $5,378 increased $2,590 or 93%, over that of the second quarter 2003 because the Company's resources were invested for only half the quarter in 2003.

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

    As of the date of this report, management had carefully evaluated many potential affiliation candidates. To date, no formal or informal agreement has been reached with respect to any potential candidate, although several evaluations are currently still in progress. Until a suitable business opportunity presents itself, the Company intends for its resources to continue to be invested primarily in interest bearing accounts.

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

     As of the date of this report, depositions have been taken and a settlement conference is preliminarily scheduled for July 28, 2004. No assessment of probable loss is yet determinable or estimable. Therefore no provision for loss has been accrued.

ITEM 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities

     400,000 shares were issued to executives and directors in accordance with employment and service agreements, during the fiscal quarter ended June 30, 2004. Shares issued were valued at the market price at the dates of authorization, ranging from $0.05 - $0.15 per share. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

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

ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

ITEM 5 Other Information.

     None.

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


Date: July 22, 2004


                      TGFIN Holdings, Inc.
                      (Registrant)



                      By_/s/ Scott Emerson Lybbert_
                        Scott Emerson Lybbert, President
                        Principal Executive Officer,
                        Principal Financial Officer