Form 10QSB
period 2004-09-30
TGFIN HOLDINGS INC
filed 2004-10-26
CIK 876134

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  Commission File Number 1-11034


                  TGFIN HOLDINGS, INC. AND SUBSIDIARY
      (Exact name of registrant as specified in its charter)

               Delaware                        13-4069968

     (State or other jurisdiction of         (IRS) employer
     incorporation or organization)          identification No.)


            1517 North 260 East, North Logan, Utah    84341

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


  Class                            Outstanding at September 30, 2004
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


                                                                   PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of September 30, 2004 and Audited Consolidated
                  Balance Sheet as of December 31, 2003              3

              Unaudited Condensed Consolidated Statements of
                  Operations, for the Three and Nine Month Periods
                  Ended September 30, 2004 and 2003                  4

              Unaudited Condensed Consolidated Statements of Cash
                  Flows, for the Three and Nine Month Periods Ended
                  September 30, 2004 and 2003                        5

              Notes to Unaudited Condensed Consolidated
                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                    10

        Item 3.  Controls and Procedures                            12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 2004

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (A Development Stage Company)


                                     September 30,    December 31,
                                        2004              2003
                                    -------------     ------------
                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents          $ 2,127,764      $ 2,469,658
  Prepaid expenses                        15,121           24,003
                                    ------------     ------------
     Total Current Assets              2,142,885        2,493,661

Property and equipment, net                    -                -
Deposits                                     500              500
                                    ------------     ------------
     Total Assets                   $  2,143,385     $  2,494,161
                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                  $      1,234     $     13,902
  Accrued expenses                        21,132           70,389
                                    ------------     ------------
     Total Current Liabilities            22,366           84,291
                                    ------------     ------------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
   1,000,000 shares authorized,
   50,500 shares issued
   and outstanding                           506              506
 Common stock ($.01 par value),
   50,000,000 shares authorized,
   22,831,168 and 22,431,168 issued and
   outstanding, respectively             228,312          224,312
 Additional paid-in capital            3,677,824        3,637,824
 Retained deficit prior to
   development stage                  (1,077,064)      (1,077,064)
 Retained deficit during
   development stage                    (708,559)        (375,708)
                                    ------------     ------------
     Total Stockholders' Equity        2,121,019        2,409,870
                                    ------------     ------------
     Total Liabilities and
     Stockholders' Equity           $  2,143,385     $  2,494,161
                                    ============     ============

These accompanying notes are integral part of these consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (A Development Stage Company)
                           (Unaudited)

                                                                    From
                                                                  Inception
                                                                   Of the
                                                                 Development
                         For the               For the            Stage on
                    Three Months Ended      Nine Months Ended   April 1, 2003
                      September 30,           September 30,   To September 30,
                 -----------------------  ----------------------     2004
                    2004         2003        2004        2003

REVENUES         $        -  $         -  $        -  $        -  $        -
                 ----------  -----------  ----------  ----------  ----------

OPERATING COSTS     110,858      105,944     349,263     205,706     741,058
                 ----------  -----------  ----------  ----------  ----------
OPERATING LOSS     (110,858)    (105,944)   (349,263)   (205,706)   (741,058)
                 ----------  -----------  ----------  ----------  ----------
OTHER INCOME:
  INTEREST INCOME     5,562        7,553      16,412      10,341      32,499
  NET GAIN FROM ASSET
   SALE (Note 2)          -            -           -   2,841,860           -
                 ----------  -----------  ----------  ----------  ----------
    TOTAL OTHER
     INCOME           5,562        7,553      16,412   2,852,201      32,499
                 ----------  -----------  ----------  ----------  ----------
OPERATING INCOME (LOSS)
BEFORE DISCONTINUED
OPERATIONS         (105,296)     (98,391)   (332,851)  2,646,495    (708,559)
                 ----------  -----------  ----------  ----------  ----------
 DISCONTINUED
 OPERATIONS:
   NET(LOSS) FROM
   DISCONTINUED
   OPERATIONS             -            -           -    (414,258)          -
   (Note 3)
                 ----------  -----------  ----------  ----------  ----------
NET INCOME(LOSS)$  (105,296) $   (98,391) $ (332,851) $2,232,237  $ (708,559)
                 ==========  ===========  ==========  ==========  ==========
 BASIC AND
 DILUTED INCOME
 (LOSS)PER SHARE:
 Continuing
 Operations      $    (0.00) $     (0.00) $    (0.01) $     0.12
 Discontinued
 Operations               -            -           -       (0.02)

                 ----------  -----------  ----------  ----------
           Total $    (0.00) $     (0.00) $    (0.01) $     0.10
                 ==========  ===========  ==========  ==========
 Weighted Average
 Number of shares
 Outstanding     22,831,168   22,431,168  22,696,861  22,422,835
                 ==========  ===========  ==========  ==========
The accompanying notes are an integral part of these consolidated financial statements.

                 TGFIN HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (A Development Stage Company)
                           (Unaudited)
                                                             From
                                                          Inception
                                                            Of the
                                                          Development
                                      For The              Stage on
                                Nine Months Ended         April 1, 2003
                                  September 30,                To
                                -----------------
                                  2004      2003       September 30, 2004
                                --------  -------      ------------------
Cash Flows from
Operating Activities:
 Net Income (Loss)            $ (332,851) $2,232,237     $  (708,559)
 Adjustments to reconcile
 Net income(loss) to net cash used
 in operating activities:
  Depreciation and
  amortization                         -      11,297               -
  Amortization of deferred
  compensation                         -     119,405          13,751
  Costs of common stock
  issued for compensation         15,000           -          15,000
  Costs of common stock
  issued for services                  -       3,750               -
  Gain on sale of assets               -  (2,841,860)              -
  Changes in assets and
  liabilities:
   Decrease (increase)in:
   Accounts receivable                 -      54,040          31,250
   Prepaid expenses                8,882       3,239            (369)
   Deposits                            -           -            (500)
   Increase (decrease)in:
   Accounts payable and
    accrued expenses             (32,925)   (135,453)       (176,127)
                              ----------  ----------      ----------
    Net Cash Used In Operating
    Activities                  (341,894)   (553,345)       (825,554)
                              ----------  ----------      ----------
Cash Flows from Investing
Activities:
 Sale of property and
 equipment                             -     109,279               -
 Sale of intellectual
 property                              -   2,890,721               -
                              ----------  ----------      ----------
Net Cash Provided By
 Investing Activities                  -   3,000,000               -
                              ----------  ----------      ----------
Cash Flows From Financing
Activities:                            -           -               -
                              ----------  ----------      ----------

Net Increase (Decrease)
In Cash and Cash
Equivalents                   $ (341,894) $2,446,655      $ (825,554)

Cash and Cash Equivalents,
Beginning of Period           $2,469,658  $  137,958      $2,953,318
                              ----------  ----------      ----------
Cash and Cash Equivalents,
End of Period                 $2,127,764  $2,584,613      $2,127,764
                              ==========  ==========      ==========


These accompanying notes are an integral part of these consolidated financial statements.

              TGFIN HOLDINGS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   (A Development Stage Company)
                           (Unaudited)
                                                              From
                                                           Inception
                                                            Of the
                                                         Development
                                      For The             Stage on
                                Nine Months Ended        April 1, 2003
                                 September 30,                 To
                            ---------------------
                               2004         2003       September 30, 2004
                            ----------  ----------     ------------------
Cash Paid During
the Period For:
  Income Taxes              $           $    1,800        $         -
                            ==========  ==========        ===========
  Interest                  $        -  $        -        $         -
                            ==========  ==========        ===========
Supplemental
Disclosures of
Non-cash Investing and
Financing Activities:
  Common stock issued
  for accrued liabilities   $   29,000  $        -        $    29,000
                            ==========  ==========        ===========
  Common stock issued
  for services              $   15,000  $    3,750        $    15,000
                            ==========  ==========        ===========


               TGFIN HOLDINGS, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 and DECEMBER 31, 2003


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


Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit, they include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2004 and the results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.

                  TGFIN HOLDINGS, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 and DECEMBER 31, 2003
                           (Continued)

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


                                       Nine Months Ended
                                 -----------------------------
                                 September 30,    September 30,
                                     2004              2003
                                  ----------        ----------

    REVENUES                      $        -        $ 118,079
                                  ----------        ---------
    COSTS AND EXPENSES
     General & administrative              -          170,310
     Development costs                     -           98,838
     Consulting fees                       -          165,696
     Deferred costs expense                -           86,196
     Depreciation expense                  -           11,297
                                  ----------        ---------
    Total costs and expense                -          532,337


    Net Loss) before
     Provision for Income         ----------        ---------
     Taxes                                 -         (414,258)

    Provision for
     Income taxes                          -                -
                                  ----------        ---------
    Net Loss from discontinued    $        -        $(414,258)
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

The Company's management believes that these allegations are without merit and intends to vigorously defend this lawsuit. In addition, the Company has brought counterclaims against the plaintiffs for breach of contract and indemnification, seeking monetary damages from the plaintiffs in excess of $150,000.

The case is presently scheduled for jury trial starting on January 6, 2005, and is expected to last approximately three days. No assessment of probable loss is yet determinable or estimable, therefore, no provision for loss has been accrued.

Leases

The Company leases office equipment and office space under noncancellable operating leases. Commitments under these leases are as follows:

                                           December 31,
                                           ------------
                        2004               $        715
                        Thereafter                    -
                                           ------------
                                           $        715
                                           ============
Even though the Company is only committed for the month of October 2004, it is likely to renew its lease for an additional six month period, for the total potential commitment of $4,350.

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

                    TGFIN HOLDINGS, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2004 and DECEMBER 31, 2003
                             (Continued)

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at September 30, 2004. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

                                                          Estimated
                                       September 30,        Useful
                                           2004             Lives
                                       -----------        ---------
      Computer equipment               $   10,000           5 years
      Less: Accumulated depreciation      (10,000)
                                       -----------
                                       $        -
                                       ===========

NOTE 6:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to September 30, 2004 the Company had accumulated losses from operations of $4,627,483 prior to giving effect to the Gain from Discontinued Operations of $2,841,860. No federal tax expense was reported in the financial statements due to the Asset Sale because the accumulated losses prior to the sale exceeded the gain recognized on disposition of the assets. Also, no tax benefit was reported in the financial statements due to the current uncertainty of future operations.

NOTE 7:  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of September 30, 2004 and December 31, 2003 and changes during the periods then ended, is presented below:

                               September 30,            December 31,
                                    2004                   2003
                               -------------            ------------
                                    Weighted             Weighted
                                    Average              Average
                                    Exercise             Exercise
                            Shares    Price     Shares     Price

Outstanding, beginning of
 period                     905,832  $  .46    910,880  $    .47
Granted                           -       -          -         -
Expired/Cancelled          (855,832)    .47     (5,048)    21.00
Exercised                         -       -          -         -
                            -------  ------    -------  --------
Outstanding end of period    50,000  $  .40    905,832  $    .46
                           ========  ======    =======  ========
Exercisable                  50,000  $  .40    905,832  $    .46
                           ========  ======    =======  ========

                            Outstanding                      Exercisable
                ------------------------------------    ---------------------
                               Weighted
                  Number       Average     Weighted       Number    Weighted
                Outstanding   Remaining    Average      Exercisable  Average
   Range of     at September  Contractual   Exercise    at September Exercise
Exercise Prices   30, 2004       Life        Price      30, 2004      Price
---------------- -----------  -----------   --------   ----------- -------
$    .40           50,000          .22     $    .40      50,000    $   .40
===========       =======       ======     ========     =======    =======

No options or warrants were issued during the three months ended September 30, 2004. Options and warrants to purchase 753,570 shares expired during this quarter.

NOTE 8:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,831,168 were outstanding at September 30, 2004.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of September 30, 2004 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at September 30, 2004 of approximately $325,220 or $6.44 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

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

The information set forth and discussed below for the three months ended September 30, 2004 and September 30, 2003 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2004 may not be indicative of results expected for the entire fiscal year ended December 31, 2004.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.


Results of Operations:

The results from operations for the three months ended September 30, 2004 were essentially identical to those for the three months ended September 30, 2003. Operating costs of $110,858 for the three months ended September 30, 2004 increased $4,914, or 5%, over those of the three months ended September 30, 2003 due primarily to a net increase in legal expense of approximately $5,000. Interest income of $5,562 decreased $1,991 or 26%, over that of the third quarter of 2003 because the Company had fewer resources in 2004.

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

The Company's management believes that these allegations are without merit and intends to vigorously defend this lawsuit. In addition, the Company has brought counterclaims against the plaintiffs for breach of contract and indemnification, seeking monetary damages from the plaintiffs in excess of $150,000.

The case is presently scheduled for jury trial starting on January 6, 2005, and is expected to last approximately three days. No assessment of probable loss is yet determinable or estimable, therefore, no provision for loss has been accrued.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

     None.

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $325,220.

       The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2004.

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


Date: October 27, 2004


                      TGFIN Holdings, Inc.
                      (Registrant)



                      By_/s/ Scott Emerson Lybbert_
                        Scott Emerson Lybbert, President
                        Principal Executive Officer,
                        Principal Financial Officer