Form 10QSB
period 2005-03-31
TGFIN HOLDINGS INC
filed 2005-05-16
CIK 876134

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             __________________

                                 FORM 10-QSB
                             __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

Yes   x      No
     ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


  Class                            Outstanding at March 31,2005
Common stock, $.01 par value                    22,954,178

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


                                                                   PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of March 31, 2005 and Audited Consolidated
                  Balance Sheet as of December 31, 2004              3

              Unaudited Condensed Consolidated Statements of
                  Operations, for the Three Month Periods
                  Ended March 31, 2005 and 2004                      4

              Unaudited Condensed Consolidated Statements of Cash
                  Flows, for the Three Month Periods Ended
                  March 31, 2005 and 2004                            5

              Notes to Unaudited Condensed Consolidated
                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                    10

        Item 3.  Controls and Procedures                            12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 2005

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                       March 31,      December 31,
                                        2005              2004
                                    -------------     ------------
                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents          $ 1,915,467      $ 2,025,600
  Prepaid expenses                        10,163            8,389
                                    ------------     ------------
     Total Current Assets              1,925,630        2,033,989

Property and equipment, net                    -                -
Deposits                                     500              500
                                    ------------     ------------
     Total Assets                   $  1,926,130     $  2,034,489
                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                  $      5,785     $     10,498
  Accrued expenses                       115,000              935
                                    ------------     ------------
     Total Current Liabilities           120,785           11,433
                                    ------------     ------------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
   1,000,000 shares authorized,
   50,500 shares issued
   and outstanding                           506              506
 Common stock ($.01 par value),
   50,000,000 shares authorized,
   22,954,178 and 22,904,178 issued and
   outstanding, respectively             229,542          229,042
 Additional paid-in capital            3,707,824        3,703,824
 Retained deficit prior to
   development stage                  (1,077,064)      (1,077,064)
 Retained deficit during
   development stage                  (1,055,463)        (833,252)
                                    ------------     ------------
     Total Stockholders' Equity        1,920,345        2,023,056
                                    ------------     ------------
     Total Liabilities and
     Stockholders' Equity           $  1,926,130     $  2,034,489
                                    ============     ============

These accompanying notes are integral part of these consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY
                   (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                                                        From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                             Three Months Ended      April 1, 2003
                                 March 31,                To
                             2005          2004     March 31, 2005

REVENUES                  $        -    $         -   $        -
                          ----------    -----------   ----------

OPERATING COSTS              228,688        123,268    1,098,929
                          ----------    -----------   ----------
OPERATING LOSS              (228,688)      (123,268)  (1,098,929)
                          ----------    -----------   ----------
OTHER INCOME:
  INTEREST INCOME              6,477          5,472       43,466
                          ----------    -----------   ----------
    TOTAL OTHER INCOME         6,477          5,472       43,466
                          ----------    -----------   ----------
OPERATING LOSS              (222,211)      (117,796)  (1,055,463)
                          ----------    -----------   ----------

 NET LOSS                 $ (222,211)   $  (117,796) $(1,055,463)
                          ==========    ===========   ==========
 BASIC AND
 DILUTED INCOME
  LOSS PER SHARE:         $    (0.01)   $     (0.01)
                          ==========    ===========

 Weighted Average
 Number of shares
 Outstanding              22,954,178     22,431,168
                          ==========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 TGFIN HOLDINGS, INC. AND SUBSIDIARY
                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                              From
                                                            Inception
                                                             Of the
                                                           Development
                                      For The               Stage on
                                Three Months Ended        April 1, 2003
                                    March 31,                     To
                                -----------------
                                  2005      2004         March 31, 2005
                                --------  -------      ------------------
Cash Flows from
Operating Activities:
 Net Loss                     $ (222,211) $ (117,796)    $(1,055,463)
 Adjustments to reconcile
 Net loss to net cash used
 in operating activities:
  Amortization of deferred
  compensation                         -           -          13,751
  Costs of common stock
  issued for compensation          4,500           -          75,230
  Changes in assets and
  liabilities:
   Decrease (increase)in:
   Accounts receivable                 -           -          31,250
   Prepaid expenses               (1,774)     (4,069)          4,589
   Deposits                            -           -            (500)
   Increase (decrease)in:
   Accounts payable and
    accrued expenses             109,352       2,343        (106,708)
                              ----------  ----------      ----------
    Net Cash Used In Operating
    Activities                  (110,133)   (119,522)     (1,037,851)

Net Cash Provided By
 Investing Activities                  -          -               -
                              ----------  ----------      ----------
Cash Flows From Financing
Activities:                            -           -               -
                              ----------  ----------      ----------

Net Decrease
In Cash and Cash
Equivalents                     (110,133)   (119,522)     (1,037,851)

Cash and Cash Equivalents,
Beginning of Period            2,025,600   2,469,658       2,953,318
                              ----------  ----------      ----------
Cash and Cash Equivalents,
End of Period                 $1,915,467  $2,350,136      $1,915,467
                              ==========  ==========      ==========



These accompanying notes are an integral part of these consolidated financial statements.

               TGFIN HOLDINGS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Unaudited)
                                                              From
                                                           Inception
                                                            Of the
                                                         Development
                                      For The             Stage on
                               Three Months Ended        April 1, 2003
                                    March 31                   To
                            ---------------------
                               2005         2004        March 31, 2005
                            ----------  ----------     ------------------
Cash Paid During
the Period For:
  Income Taxes              $      400  $        -        $    10,791
                            ==========  ==========        ===========
  Interest                  $        -  $        -        $         -
                            ==========  ==========        ===========
Supplemental
Disclosures of
Non-cash Investing and
Financing Activities:
  Common stock issued
  for accrued liabilities   $        -  $        -        $    51,230
                            ==========  ==========        ===========
  Common stock issued
  for compensation          $    4,500  $        -        $    24,000
                            ==========  ==========        ===========

               TGFIN HOLDINGS, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 2005 and DECEMBER 31, 2004


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


Condensed consolidated financial statements

The accompanying condensed financial statements have been prepared by the Company without audit, they include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the three and nine month periods ended March 31, 2005 and 2004 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2003 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.

                  TGFIN HOLDINGS, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 2005 and DECEMBER 31, 2004
                           (Continued)

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

The Company recorded a gain on the Asset Sale of $2,841,860. An additional $100,000 in cash was placed in escrow for possible indemnification claims until March 31, 2004. The escrowed amount was released to the Company on April 22, 2004 without offset. The escrowed amount was recorded as part of the original gain on Asset Sale with a corresponding estimated accrual for possible claims.

Due to the Company's ceasing operations on March 31, 2003, effective April 1, 2003 the Company reverted back to the development stage as it seeks a merger or acquisition with an operating entity.

NOTE 3: COMMITMENTS AND CONTINGENCIES

Litigation

On December 16, 2003 Samuel H. Gaer, former President and former Director of TGFIN Holdings, Inc. was served with a summons and complaint in a civil action commenced in the United States District Court for the Southern District of New York by two shareholders of the Company, as plaintiffs, naming Mr. Gaer, the Company and the Company's wholly-owned subsidiary, Tradingear.com Incorporated ("the Company") as defendants. The lawsuit alleged that the defendants mislead and defrauded the plaintiffs into investing in the Company's common shares and sought monetary damages of approximately $400,000 plus other unspecified damages.

The Company's management believed that these allegations were without merit and vigorously defended this lawsuit. In addition, the Company's management believed that it had a valid counterclaim against the plaintiffs for breach of contract and pursued the counterclaim, seeking monetary damages from the plaintiffs in excess of $150,000, plus other unspecified damages. The jury trial date previously scheduled for January 6, 2005 was postponed. On May 13, 2005, subsequent to the quarter ended March 31, 2005 the above named parties entered into a Stipulation and Agreement of Settlement. See also, "NOTE 8:
SUBSEQUENT EVENT".

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of March 31, 2005 there were no other claims asserted or threatened against the Company.


Leases

The Company leases office equipment and office space under noncancellable operating leases. Commitments under these leases are as follows:

                                           March 31,
                                           ------------
                        2005               $        725
                        Thereafter                    -
                                           ------------
                                           $        725
                                           ============

Even though the Company is only committed through April 2005, it is likely to renew its lease for an additional six month period, for the total potential commitment of $4,410.

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

                    TGFIN HOLDINGS, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2005 and DECEMBER 31, 2003
                             (Continued)

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at March 31, 2005. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

                                                          Estimated
                                          March 31,        Useful
                                           2005             Lives
                                       -----------        ---------
      Computer equipment               $   10,000           5 years
      Less: Accumulated depreciation      (10,000)
                                       -----------
                                       $        -
                                       ===========

NOTE 5:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to March 31, 2005 the Company had accumulated losses from operations of $4,749,071 prior to giving effect to the Gain from Discontinued Operations of $2,841,860. No federal tax expense was reported in the financial statements due to the Asset Sale because the accumulated losses prior to the sale exceeded the gain recognized on disposition of the assets. Also, no tax benefit was reported in the financial statements due to the current uncertainty of future operations.

NOTE 6:  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of March 31, 2005 and December 31, 2004 and changes during the periods then ended, is presented below:

                                   March 31,            December 31,
                                    2005                   2004
                               -------------            ------------
                                    Weighted             Weighted
                                    Average              Average
                                    Exercise             Exercise
                            Shares    Price     Shares     Price

Outstanding, beginning of
 period                           -  $  .00    905,832  $    .46
Granted                           -       -          -         -
Expired/Cancelled                 -     .00   (905,832)      .46
Exercised                         -       -          -         -
                            -------  ------    -------  --------
Outstanding end of period         -  $  .00          -  $    .00
                           ========  ======    =======  ========
Exercisable                       -  $  .00          -  $    .00
                           ========  ======    =======  ========

No options or warrants were issued during the three months ended March 31, 2005.

NOTE 7:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,954,178 were outstanding at March 31, 2005.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of March 31, 2005 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at March 31, 2005 of approximately $339,360 or $6.72 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements.

Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

NOTE 8:  SUBSEQUENT EVENT

On May 13, 2005, subsequent to the quarter ended March 31, 2005 the Company and two shareholders entered into a Stipulation and Agreement of Settlement of a civil action whereby all claims and counterclaims were settled. The plaintiffs settled their claims against all defendants by accepting cash in the amount of $115,000. The Company settled its counterclaims against the plaintiffs by accepting a contribution back to capital of 883,333 shares of common stock. Given that the payment from the Company became both probable and estimable subsequent to the quarter ended March 31, 2005 and before the Company filed its quarterly report, the Company accrued the expense and related liability of $115,000 retroactively as of March 31, 2005, in accordance with FAS 5.

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended December 31, 2004. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three months ended
March 31, 2005 and 2004; is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2005 may not be indicative of results expected for the entire fiscal year ended December 31, 2004.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.


Results of Operations:

The results from operations for the three months ended March 31, 2005 were essentially identical to those for the three months ended March 31, 2004 except for the provision for costs of litigation settlement of $115,000. See also, "NOTE 8: SUBSEQUENT EVENT". Operating costs of $113,688 for the three months ended March 31, 2005 decreased $9,580, or 8%, over those of the three months ended March 31, 2004 due primarily to a net decrease in legal expense of approximately $9,264. Interest income of $6,477 increased $1,005 or 18%, over that of the first quarter of 2004 due to higher interest rates.

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

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 16, 2003 Samuel H. Gaer, former President and former Director of TGFIN Holdings, Inc. was served with a summons and complaint in a civil action commenced in the United States District Court for the Southern District of New York by two shareholders of the Company, as plaintiffs, naming Mr. Gaer, the Company and the Company's wholly-owned subsidiary, Tradingear.com Incorporated ("the Company") as defendants. The lawsuit alleged that the defendants mislead and defrauded the plaintiffs into investing in the Company's common shares and sought monetary damages of approximately $400,000 plus other unspecified damages.

The Company's management believed that these allegations were without merit and vigorously defended this lawsuit. In addition, the Company's management believed that it had a valid counterclaim against the plaintiffs for breach of contract and pursued the counterclaim, seeking monetary damages from the plaintiffs in excess of $150,000, plus other unspecified damages. The jury trial date previously scheduled for January 6, 2005 was postponed. On May 13, 2005, subsequent to the quarter ended March 31, 2005 the above named parties entered into a Stipulation and Agreement of Settlement. See also, "NOTE 8:
SUBSEQUENT EVENT".

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of March 31, 2005 there were no other claims asserted or threatened against the Company.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

     None.

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $339,360.

       The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

ITEM 5 Other Information.

     None.

ITEM 6  Exhibits

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


Date: May 16, 2005


                      TGFIN Holdings, Inc.
                      (Registrant)



                      By_/s/ Scott Emerson Lybbert_
                        Scott Emerson Lybbert, President
                        Principal Executive Officer,
                        Principal Financial Officer