Form 10QSB
period 2005-09-30
TGFIN HOLDINGS INC
filed 2005-11-01
CIK 876134

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Yes   x      No
     ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


  Class                            Outstanding at September 30, 2005
Common stock, $.01 par value                    22,170,845

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


                                                                   PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of September 30, 2005 and Audited Consolidated
                  Balance Sheet as of December 31, 2004              3

              Unaudited Condensed Consolidated Statements of
                  Operations, for the Three and Nine Month Periods
                  Ended September 30, 2005 and 2004                  4

              Unaudited Condensed Consolidated Statements of Cash
                  Flows, for the Nine Month Periods Ended
                  September 30, 2005 and 2004                        5

              Notes to Unaudited Condensed Consolidated
                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                    10

        Item 3.  Controls and Procedures                            12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 2005

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                    September 30,       December 31,
                                        2005               2004
                                    -------------     ------------
                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents          $ 1,611,290      $ 2,025,600
  Prepaid expenses                        10,367            8,389
                                    ------------     ------------
     Total Current Assets              1,621,657        2,033,989

Property and equipment, net                    -                -
Deposits                                     500              500
                                    ------------     ------------
     Total Assets                   $  1,622,157     $  2,034,489
                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                  $        370     $     10,498
  Accrued expenses                             -              935
                                     -----------      -----------
     Total Current Liabilities               370           11,433
                                     -----------      -----------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
   1,000,000 shares authorized,
   50,500 shares issued
   and outstanding                           506              506
 Common stock ($.01 par value),
   50,000,000 shares authorized,
   22,170,845 and 22,904,178 issued and
   outstanding, respectively             221,708          229,042
 Additional paid-in-capital            3,723,657        3,703,824
 Retained deficit prior to
   development stage                  (1,077,064)      (1,077,064)
 Retained deficit during
   development stage                  (1,247,020)        (833,252)
                                    ------------     ------------
     Total Stockholders' Equity        1,621,787        2,023,056
                                    ------------     ------------
     Total Liabilities and
     Stockholders' Equity           $  1,622,157     $  2,034,489
                                    ============     ============


These accompanying notes are integral part of these consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                   (A Development Stage Company)

                                                                    From
                                                                  Inception
                                                                   Of the
                                                                 Development
                         For the                 For the          Stage on
                    Three Months Ended       Nine Months Ended  April 1, 2003
                      September 30,             September 30,       To
                    2005         2004        2005        2004  September 30,
2005
REVENUES         $        -  $            $        -  $        -  $        -
                 ----------  -----------  ----------  ----------  ----------

OPERATING COSTS      98,976      110,858     438,647     349,263   1,308,888
                 ----------  -----------  ----------  ----------  ----------
OPERATING LOSS      (98,976)    (110,858)   (438,647)   (349,263) (1,308,888)
                 ----------  -----------  ----------  ----------  ----------
OTHER INCOME:
  INTEREST INCOME     9,341        5,562      24,879      16,412      61,868
                  ----------  -----------  ----------  ----------  ----------
TOTAL OTHER
     INCOME           9,341        5,562      24,879      16,412      61,868
                 ----------  -----------  ----------  ----------  ----------
OPERATING LOSS      (89,635)    (105,296)   (413,768)   (332,851) (1,247,020)
                 ----------  -----------  ----------  ----------  ----------

NET LOSS        $   (89,635) $  (105,296) $ (413,768) $ (332,851)$(1,247,020)
                 ==========  ===========  ==========  ==========  ==========
 BASIC AND
 DILUTED LOSS
  PER SHARE     $     (0.00) $     (0.00) $    (0.02) $    (0.01)
            ==========  ===========  ==========  ==========

 Weighted Average
 Number of shares
 Outstanding     22,170,845   22,831,168  23,044,363  22,696,861
                 ==========  ===========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 TGFIN HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                             From
                                                          Inception
                                                            Of the
                                                         Development
                                      For The             Stage on
                                Nine Months Ended      April 1, 2003
                                   September 30,             To
                                  2005      2004     September 30, 2005
Cash Flows from
Operating Activities:
 Net Loss                     $ (413,768) $ (332,851)     $(1,247,020)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Amortization of deferred
  compensation                         -           -           13,751
  Compensation costs of
  common stock issued to
  employees and consultants       12,500      15,000           83,230
  Changes in assets and
  liabilities:
   Decrease (increase)in:
   Accounts receivable                 -           -           31,250
   Prepaid expenses               (1,978)      8,882            4,385
   Deposits                            -           -             (500)
   Increase (decrease)in:
   Accounts payable and
    accrued expenses             (11,064)    (32,925)        (227,124)
                              ----------  ----------       ----------
    Net Cash Used In Operating
    Activities                  (414,310)   (341,894)      (1,342,028)
                              ----------  ----------       ----------
Net Cash Provided By
 Investing Activities                  -           -                -
                              ----------  ----------       ----------
Cash Flows From Financing
Activities:                            -           -                -
                              ----------  ----------       ----------

Net Decrease
In Cash and Cash
Equivalents                     (414,310)   (341,894)      (1,342,028)

Cash and Cash Equivalents,
Beginning of Period            2,025,600   2,469,658        2,953,318
                              ----------  ----------      -----------
Cash and Cash Equivalents,
End of Period                 $1,611,290  $2,127,764      $ 1,611,290
                              ==========  ==========      ===========


These accompanying notes are an integral part of these consolidated financial statements.

              TGFIN HOLDINGS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (Unaudited)
                                                              From
                                                           Inception
                                                            Of the
                                                         Development
                                      For The             Stage on
                                Nine Months Ended        April 1, 2003
                                   September 30,              To
                                  2005      2004      September 30, 2005
Cash Paid During
the Period For:
  Income Taxes              $      500  $        -      $      10,891
                            ==========  ==========      =============
  Interest                  $        -  $        -      $           -
                            ==========  ==========      =============
Supplemental
Disclosures of
Non-cash Investing and
Financing Activities:
  Common stock issued
  for accrued liabilities   $        -  $   29,000      $      51,230
                            ==========  ==========      =============
  Common stock issued
  for services              $   12,500  $   15,000      $      32,000
                            ==========  ==========      =============

               TGFIN HOLDINGS, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2005 and DECEMBER 31, 2004


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


Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2005 and the results of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.

                  TGFIN HOLDINGS, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2005 and DECEMBER 31, 2004
                           (Continued)


NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of September 30, 2005 there were no claims asserted or threatened against the Company.


Leases

The Company leases office equipment and office space under noncancellable operating leases. Commitments under these leases are as follows:

                                          September 30,
                                            --------
                        2005                $    735
                        Thereafter                 -
                                            --------
                                            $    735
                                            ========


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

                    TGFIN HOLDINGS, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2005 and DECEMBER 31, 2004
                             (Continued)

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at September 30, 2005. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

                                      September 30,       Estimated
                                           2005             Useful
                                       -----------           Lives
      Computer equipment               $    10,000             5
      Less: Accumulated depreciation       (10,000)
                                       -----------
                                       $         -
                                       ===========

NOTE 4:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to September 30, 2005 the Company had accumulated losses from operations of $2,324,084. No federal tax expense was reported in the financial statements due to the Asset Sale because the accumulated losses prior to the sale exceeded the gain recognized on disposition of the assets. Also, no tax benefit was reported in the financial statements due to the current uncertainty of future operations.

NOTE 5:  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable when outstanding) as of September 30, 2005 and December 31, 2004 and changes during the periods then ended, is presented below:

                                 September 30,            December 31,
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
                           ========  ======    =======  ========

No options or warrants were issued during the three months ended September 30, 2005.

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,170,845 were outstanding at September 30, 2005.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of September 30, 2005 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at September 30, 2005 of approximately $325,220 or $6.44 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

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

     The information set forth and discussed below for the three months ended September 30, 2005 and September 30, 2004 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2005 may not be indicative of results expected for the entire fiscal year ended December 31, 2005.

Liquidity and Capital Resources:

     At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

     Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.


Results of Operations:

     The results from operations for the three months ended September 30, 2005 were essentially identical to those for the three months ended September 30, 2004. Operating costs of $98,976 for the three months ended September 30, 2005 decreased $11,882, or 10%, over those of the three months ended September 30, 2004. The decrease was due primarily to decreases in insurance expense of $4,841, or 31% and legal fees expense of $5,170 or 46% from the previous year. In addition, interest income of $9,341 increased $3,779 or 40%, over that of the three months ended September 30, 2004 due to higher interest rates.

     The results from operations for the nine months ended September 30, 2005 were essentially identical to those for the nine months ended September 30, 2004 except for the few items listed below. Operating costs of $438,647 for the nine months ended September 30, 2005 increased $89,384, or 20%, over those of the nine months ended September 30, 2004. The increase was due primarily to a charge of $115,000 or 100% for the settlement of a lawsuit, offset by decreases in insurance expense of $14,045, or 31% and legal fees expense of $8,305 or 30% from the previous year. The company received and retired 883,333 shares of common stock for the settlement of a counter lawsuit, but no gain was recognized. In addition, interest income of $24,879 increased $8,467 or 34%, over that of the nine months ended September 30, 2004 due to higher interest rates.

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

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings



     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of September 30, 2005 there were no claims asserted or threatened against the Company.


ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

    No shares were issued during the fiscal quarter ended September 30, 2005.

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $ 325,220. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

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


Date: November 2, 2005


                      TGFIN Holdings, Inc.
                      (Registrant)



                      By_/s/ Scott Emerson Lybbert_
                        Scott Emerson Lybbert, President
                        Principal Executive Officer,
                        Principal Financial Officer