Form 10KSB
period 2005-12-31
TGFIN HOLDINGS INC
filed 2006-03-30
CIK 876134

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ___________
                                FORM 10-KSB

                 [x] Annual Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

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

     Check whether the issuer is not required to file report pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

      YES  [X]    NO  [  ]


     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.       [  ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No X
                                                ---    ---

     State Issuer's revenues for its most recent fiscal year: 2005 - $-0-.

     State the aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,376,302 at December 31, 2005, computed at the closing quotation for the Registrant's common stock of $0.07 as of December 31, 2005.

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at March 17, 2006 there were 22,220,845 shares of the Registrant's Common Stock and 50,500 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

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

     On September 12, 2002 DSI acquired TradinGear.com, Incorporated in a reverse merger whereby the shareholders of TradinGear.com, Incorporated acquired control of DSI and (effective September 13, 2002) changed its name to TGFIN Holdings, Inc.; at which time, TradinGear.com, Incorporated (incorporated under the laws of the State of Delaware on July 7, 1999) became the operating subsidiary of TGFIN Holdings, Inc. TGFIN Holdings, Inc. sold the assets of Tradingear.com Incorporated effective March 31, 2003.

BUSINESS OF TRADINGEAR.COM, INCORPORATED: These policies were applicable to the TradinGear.com business until its operations were discontinued on March 31, 2003 and are maintained until such time as TGFIN Holdings, Inc. merges with another operating entity.

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

     Patents, Copyrights and Trademarks

     The Company owned the trademark: "Trade Virtually Anywhere" and owned the rights to its internally-developed proprietary products. Effective March 31, 2003, the Company sold the rights to its exchange trading platform "TGFIN/X".

     Research and Product Development

     The company spent no resources on research and project development in 2005 and 2004.

     Employees

     As of December 31, 2005 and 2004, the Company had one full-time employee and two part time employees. The Company is not a party to any collective bargaining agreements.

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

ITEM 2  DESCRIPTION OF PROPERTY

     The company leases approximately 900 square feet of office space at 1517 North 260 East in North Logan, Utah for an annual rate of approximately $8,820. The company has no ownership in real estate or buildings. The company's six month lease expires on April 30, 2006 and requires monthly lease payments of $735. At the end of the lease, the company has the option of renewing for an additional six months or to lease on a month-to-month basis.

ITEM 3  LEGAL PROCEEDINGS

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2005 there were no claims asserted or threatened against the Company.

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

                                    2005                       2004

                         High Close    Low Close      High Close  Low Close

1st  Quarter                1/8         5/64            7/64        1/24
2nd  Quarter                1/8         5/64            7/64        5/64

3rd  Quarter                7/64        5/64            3/32        1/24
4th  Quarter                3/32        5/64            7/48        1/24

Shareholders

     As of December 31, 2005, the Company had 806 record holders of its Common Stock, and 14 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent.

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

     Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2005 of approximately $325,220 or $6.44 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. There are not sufficient preferred shares (left unconverted) to trade publicly and the financial condition of the company has made the probability of dividend payment to preferred shareholders unlikely.

     Securities authorized for issuance under equity compensation plans.

     None

Description of Securities

     Common Stock

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,954,178 were outstanding as of December 31, 2005. Holders of common stock are entitled to one vote per share.

     Preferred Stock

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of December 31, 2005 there were 50,500 shares outstanding.

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

Management's Discussion and Analysis:

     The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-KSB for the year ended December 31, 2005. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The information set forth and discussed below for the years ended December 31, 2005 and December 31, 2004 was derived from the consolidated financial statements included elsewhere herein.

2005 VERSUS 2004:

Operating costs for the year ended December 31, 2005 of $542,670 increased $63,130, or 11.6%, over those of the year ended December 31, 2004 of $479,540. This net difference was due primarily to the following net differences in the year ended December 31, 2005 over corresponding balances for the year ended December 31, 2004:

     (1) A one-time payment of $115,000 in settlement of a lawsuit. The company received 883,333 shares in settlement of a counter suit but since settlement of the counter suit was in the company's shares, no income or loss was recognized;
     (2) Decline in Legal Fees of $82,600 to $48,100 for a decrease of $34,500 or 60%, due to settlement of the lawsuit and counter suit; and
     (3) Decline in Insurance expense from $61,500 to $42,400 for a decrease of 31%, due to the settlement of the lawsuit.

In addition, Interest income increased from $21,996 to $33,928 for an increase of $11,933 or 54%, over the previous year due to increased interest rates.

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

2004 VERSUS 2003:

Results from Operations: Development Stage and Continuing operations

     Operating costs for the year ended December 31, 2004 of $479,540 represented a full year's expense versus operating costs of continuing operations for the year ended December 31, 2003 of $394,795, which represented costs of the last nine months of 2003. Annualized, 2003 operating costs would have been $522,393. Therefore, total 2004 operating costs of $479,540 represent a $45,853, or 9% decline from the previous year's expense rate. This net difference was due primarily to the following net differences in the year ended December 31, 2004 over corresponding balances for the year ended December 31, 2003:

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

Results of Operations:  Discontinued Operations

     The sale of Tradingear's Asset on March 31, 2003 was the dominant transactional event for the year ended December 31, 2003. Therefore, the net gain from Asset Sale of $2,841,860 represented an unique event that was not repeated in the year ended December 31, 2004. As well, all revenue, cost of sales, and development cost accounts contributing to the net loss from discontinued operations of $310,606, as of March 31, 2003, represent 100% decreases in 2004.

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

                    DECEMBER 31, 2005 AND 2004

                 INDEPENDENT AUDITOR'S REPORTS

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and the Board of Directors
TGFIN Holdings, Inc.
(A Development Stage Company)
North Logan, Utah

We have audited the accompanying balance sheet of TGFIN Holdings, Inc.(a Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage beginning April 1, 2003 through December 31, 2005. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGFIN Holdings, Inc.(a Development Stage Company) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period from inception of the development stage beginning April 1, 2003 through December 31, 2005 in conformity with United States generally accepted accounting principles.


/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 23, 2006

                           TGFIN HOLDINGS, INC.
                      (A Development Stage Company)
                      CONSOLIDATED BALANCE SHEETS

                                 December 31,     December 31,
                                     2005              2004
                                -------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents       $ 1,508,184     $  2,025,600
  Prepaid expenses                     23,130            8,389
                                  -----------     ------------
     Total Current Assets           1,531,314        2,033,989
Property and equipment, net                                  -

Deposits                                  500              500
                                 ------------     ------------
     Total Assets                $  1,531,814     $  2,034,489
                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable               $          -     $     10,498
  Accrued expenses                          -              935
                                 ------------     ------------
     Total Current Liabilities              -           11,433
                                 ------------     ------------
Stockholders' Equity:
  Preferred stock ($0.01 par value
     8% cumulative preferred stock,
     1,000,000 shares authorized,
     50,500 shares issued and
     outstanding as of December 31,
     2005 and 2004 respectively)          506              506
  Common stock ($.01 par value,
     50,000,000 shares authorized,
     22,220,845 and 22,904,178 shares
     issued and outstanding at
     December 31, 2005, and 2004
     respectively)                    222,208          229,042
  Additional paid-in-capital        3,728,158        3,703,824
  Retained deficit prior to
   development stage               (1,077,064)      (1,077,064)
  Retained deficit during
   development stage               (1,341,994)        (833,252)
                                 ------------     ------------
     Total Stockholders' Equity     1,531,814        2,023,056
                                 ------------     ------------
     Total Liabilities and
     Stockholders' Equity        $  1,531,814     $  2,034,489
                                 ============     ============

These accompanying notes are integral part of these consolidated financial statements.

                          TGFIN HOLDINGS, INC.
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                               Years Ended           April 1, 2003
                               December 31,                To
                             2005          2004     December 31, 2005
REVENUES                  $        -    $         -   $        -
                          ----------    -----------   ----------

OPERATING COSTS              542,670        479,540    1,412,911
                          ----------    -----------   ----------
OPERATING LOSS              (542,670)      (479,540)  (1,412,911)
                          ----------    -----------   ----------
OTHER INCOME:
  INTEREST INCOME             33,928         21,996       70,917
                          ----------    -----------   ----------
    TOTAL OTHER INCOME        33,928         21,996       70,917

OPERATING LOSS              (508,742)      (457,544) ( 1,341,994)
                          ----------    -----------   ----------

                          ----------    -----------   ----------
 NET LOSS                 $ (508,742)   $  (457,544) ($1,341,994)
                          ==========    ===========   ==========
 BASIC AND
 DILUTED LOSS
 PER SHARE:               $     (.02)   $      (.02)
                          ==========    ===========
 Weighted Average
 Number of shares
 Outstanding              22,602,078     22,678,159
                          ==========    ===========
The accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.
             (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Preferred Stock              Common Stock
                                 Par Value $.01             Par Value $.01
                           ------------------------  -----------------------
                                          Preferred                   Common
                           Number          Stock     Number           Stock
                           of shares       Amount    of shares        Amount
                           ------------   ---------  ------------  ---------
Balances  April 1, 2003          50,500  $      506    22,431,168   $ 224,312

Net loss from operations
for nine months ended
December 31, 2003                   -           -             -           -
                            -----------  ----------    ----------  ----------
Balances December 31, 2003       50,500         506    22,431,168     224,312

Common stock issued for
 accrued liabilities                  -           -       273,010       2,730
Common stock issued
 for compensation                     -           -       200,000       2,000

Net loss from operations
for year ended December
31, 2004                              -           -             -           -
                            -----------  ----------    ----------  ----------
Balances December 31, 2004       50,500         506    22,904,178     229,042

Common stock issued for
 compensation                                             200,000       2,000

Retirement of shares in
 settlement of countersuit                               (883,333)     (8,834)

Net loss from operations
for year ended December
31, 2005
                           ------------  ----------   -----------   ---------
Balances December 31, 2005       50,500  $      506    22,220,845  $  222,208
                           ============  ==========   ===========   =========

[continued]
                       TGFIN HOLDINGS, INC.
                   (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (Continued)

                              Additional     Retained      Total
                              Paid-in        Earnings  Stockholders'
                               Capital      (Deficit)    Equity
Balances  April 1, 2003      $3,637,824    $(1,077,064)  $ 2,785,578

Net loss from operations
 for nine months ended
 December 31, 2003                    -       (375,708)     (375,708)
                             ----------      ----------   ----------
Balances December 31, 2003   $3,637,824    $(1,452,772)  $ 2,409,870

Common stock issued for
 accrued liabilities             48,500              -        51,230

Common stock issued
 for compensation                17,500              -        19,500

Net loss from operations
 for year ended December
 31, 2004                             -       (457,544)     (457,544)
                             ----------      ----------   ----------
Balances December 31, 2004    3,703,824     (1,910,316)    2,023,056

Common stock issued for
 compensation                    15,500              -        17,500

Retirement of shares in
 settlement of countersuit        8,834              -             -

Net loss from operations
 for year ended December              -      (508,742)      (508,742)
 31, 2005
                             ----------     ---------     ----------
Balances December 31, 2005   $3,728,158   $(2,419,058)    $1,531,814
                             ==========   ===========     ==========

                        TGFIN HOLDINGS, INC.
                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                               Years Ended           April 1, 2003
                               December 31,                To
                             2005          2004     December 31, 2005
Cash Flows from
Operating activities:
 Net Income(Loss)          $     (508,742)   $  (457,544)    $ (1,341,994)

 Adjustments to reconcile
 Net income loss to net
 cash used in operating
 activities:
  Amortization of deferred
  compensation                          -              -           13,751
  Compensation costs of
  common stock issued
  to employees and consultants     17,500         70,730           88,230
  Changes in assets and                                -
  liabilities
   Decrease (increase) in:
   Accounts receivable                                 -           31,250
   Prepaid expenses               (14,741)        15,614           (8,378)
   Deposits                             -              -             (500)
   Increase (decrease)in:
   Accounts payable and
   accrued expenses               (11,433)       (72,858)        (227,493)
                                ----------    ----------       ----------
    Net cash used in Operating
    Activities                   (517,416)      (444,058)      (1,445,134)
                                ----------    ----------       ----------
Net cash provided by
investing activities                     -             -                -
                                ----------    ----------       ----------
Net cash from financing
Activities                               -             -                -
                                ----------    ----------       ----------
Net Increase (Decrease)
in Cash and Cash
Equivalents                       (517,416)     (444,058)      (1,445,134)

Cash and Cash Equivalents,
beginning of year                2,025,600     2,469,658        2,953,318
                                ----------    ----------       ----------
Cash and Cash Equivalents,
end of year                      1,508,184    $2,025,600       $1,508,184
                                ==========    ==========       ==========

These accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.
                  (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)

                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                               Years Ended           April 1, 2003
                               December 31,                To
                             2005          2004     December 31, 2005
Cash paid during
the period for:
  Income Taxes                 $     2,218  $   10,391      $   12,609
                                ==========  ==========      ==========
  Interest                     $         -  $        -      $        -
                                ==========  ==========      ==========
Supplemental Disclosures
of Non-cash Investing and
Financing Activities:
 Common stock issued
 For accrued liabilities       $        -   $   51,230      $   51,230
                               ==========   ==========      ==========
 Common stock issued
 For compensation              $   17,500   $   19,500      $   37,000
                               ==========   ==========      ==========



These accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.
               (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005



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

TradinGear.Com, Inc. produced trading software designed for the financial services industry. The Company's software technology was designed to provide stock exchanges and broker dealers in the securities industry the ability to offer to its customers an on-line electronic system for securities trading. All of the operating activities of Tradingear.com up to the date of sale are presented as discontinued operations.

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

                        DECEMBER 31, 2005
                           (Continued)


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

                       TGFIN HOLDINGS, INC.
                (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005
                           (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                        DECEMBER 31, 2005
                           (Continued)



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

Recent Accounting Pronouncements

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

                       TGFIN HOLDINGS, INC.
                   (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005
                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.
In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.
The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

                       TGFIN HOLDINGS, INC.
                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005
                           (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

Concentration of Credit Risk

The company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Several of the Company's balances exceeded that amount at December 31, 2005 and 2004.


2.  CASH AND CASH EQUIVALENTS

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


3.  ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts in a given year could change.
Nevertheless, there was neither an allowance for doubtful accounts nor an accounts receivable balance at either December 31, 2005 or 2004.

4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consisted of the following at:
                                                                 Estimated
                                                December 31,      Useful
                                              2005       2004      Lives
          Computer equipment              $ 10,000  $  10,000        5
          Office equipment                       -          -        5
          Leasehold improvements                 -          -        5
                                          --------  ---------
                                            10,000     10,000
          Less: Accumulated depreciation   (10,000)   (10,000)
                                          --------  ---------
                                          $      -  $       -
                                          ========  =========

                       TGFIN HOLDINGS, INC.
                 (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005
                           (Continued)



5.  PROVISION FOR INCOME TAXES


Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                   2005            2004
     Deferred tax assets:
          NOL Carryover       $   907,793       $ 726,100

     Deferred tax liabilities:          -               -

     Valuation allowance         (907,793)       (726,100)
                              -----------       ---------
     Net deferred tax asset   $         -       $       -
                              ===========       =========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                        2005           2004

     Book Income                     $ (198,409)  $ (178,403)
     State Taxes                           (865)        (125)
     Meals and Entertainment              1,424            -
     Stock for Services                  17,500        7,605
     Valuation Allowance                180,350      170,923
                                     ----------   ----------
                                     $        -   $        -
                                     ==========   ==========

At December 31, 2005, the Company had net operating loss carry-forwards of approximately $2,000,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.


6.  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of December 31, 2005 and 2004 and changes during the years then ended, is presented below:

                              2005                 2004

                                  Weighted             Weighted
                                  Average              Average
                                  Exercise             Exercise
                          Shares   Price      Shares     Price

Outstanding, beginning of
 year                           -  $ 0.00    905,832  $   0.46
Granted                         -       -          -         -
Expired/Cancelled               -  $ 0.00    905,832      0.46
Exercised                       -       -          -         -
                          -------  ------    -------  --------
Outstanding end of year         0  $ 0.00          0  $   0.00
                         ========  ======    =======  ========
Exercisable                     0  $ 0.00          0  $   0.00
                         ========  ======    =======  ========

7.  COMMITMENTS AND CONTINGENCIES


In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2005 there were no other claims asserted or threatened against the Company.

Leases

The Company leases office equipment and office space under noncancellable operating leases. Commitments under these leases are as follows:

                                           December 31,
                        2005                $  2,900
                        Thereafter                 -
                                            --------
                                            $  2,900
                                            ========

                       TGFIN HOLDINGS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005
                           (Continued)



7.  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert, the Chief Executive Officer of the Company. The agreement was for a term of three years, with one year renewal clauses, commencing April 1, 2003 and provided for a base annual compensation of 100,000 shares of the company's stock, $100,000, and for bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years, with one year renewal clauses, commencing October 1, 2002 and provided for a base annual salary of $100,000 and for bonuses as determined by the Company's Board of Directors. No bonuses were authorized or paid in 2005 or 2004.

                       TGFIN HOLDINGS, INC.
                 (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005
                           (Continued)



8. CAPITAL STOCK

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

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of December 31, 2005, there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2005 of approximately $325,220 or $6.44 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The Company has represented that it does not intend to declare a dividend.

                       TGFIN HOLDINGS, INC.
                   (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005
                           (Continued)



9. CAPITAL STOCK (continued)

On January 1, April 1 and October 1, 2005, the Company issued 200,000 shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements. The shares were valued at the market price at the date of issuance, ranging between $.08 and $.10 per share, resulting in current year compensation expense of $17,500.

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

                             PART III

     ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Directors and executive officers

     The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    S. Emerson Lybbert          48            Chairman, President

    Marni Gaer                  39            Director, Secretary

    Aaron Etra                  65            Director


     The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. During the fiscal year ended December 31, 2005 there was one meeting of the Board of Directors, at which all Board members were in attendance.


S. Emerson Lybbert - Chairman of the Board, President

     Scott Emerson Lybbert, 48 years old, was appointed CEO and Chairman of TGFIN and TradinGear by the Board of Directors on April 29, 2003. From October 1, 2002 to April 2003, he had been a consultant under contract to perform and advise the Company with respect to normal CFO duties. Mr. Lybbert held the same position for the parent company, when it was Digitran Systems, Incorporated ("Digitran") in Logan, Utah from March 1998 to March 1999, during which time he also served as a Director and Corporate Secretary. From March 1999 to March 2001, he served as Chief Financial Officer and Chief Information Officer of Reynolds Corporation, a Division of Selkirk Industries, in Lynnwood Washington. From April 2001 until April 2003, he was a self-employed Independent Consultant. Nevertheless, from April 2000 until the merger with TradinGear.com, Incorporated on September 12, 2002, he had been a consultant to Digitran on a limited, volunteer basis, which included an appointment as Corporate Secretary in April 2001.

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

Involvement in certain legal proceedings by Officers and Directors

     None

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

     The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2005

Audit committee and Financial Expert

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

     The Board members performing the function of the audit committee are, S. Emerson Lybbert, Marni Gaer, and Aaron Etra.

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


    ITEM 10  EXECUTIVE COMPENSATION

     The following table sets forth certain specified information concerning the compensation of the Chief Executive Officer of the Company and all other officers (the Named Executive Officers):

                         Annual Compensation
                    ____________________________
(a)       (b)       (c)       (d)       (e)
                                             Long-term compensation
Name and                                     ____(f)________(h)______
Principal                                    Restricted      Other
Position    Year        Salary   Bonus   Other Stock Awards
----------- ----      -------- -----   ----- ------------------------

S. Emerson
 Lybbert    2005      $100,000    -0-  $  -0-   $ 8,000     -0-
 Chairman   2004       100,000    -0-     -0-    10,000     -0-
 CEO        2003        66,667    -0-   14,344   15,000     -0-

Marni Gaer  2005      $100,000    -0-     -0-   $ 5,000     -0-
Director,   2004       100,000    -0-     -0-     5,000     -0-
Counsel     2003        97,200    -0-     -0-    11,500     -0-


Aaron Etra  2005      $   -0-     -0-     -0-   $ 2,250     -0-
Director    2004          -0-     -0-     -0-     2,500     -0-
            2003          -0-     -0-     -0-     2,500     -0-


    Other Items

    There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2005 by any Named Executive Officer.

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
     Name  on Exercise (#)     Realized($)   Unexercisable  Unexercisable


    S. Emerson Lybbert
    (Chairman)
       2005   -0-               -0-                   0/0     $0/0
       2004   -0-               -0-                   0/0     $0/0


    Marni Gaer
    (Director)
       2005   -0-               -0-                   0/0     $0/0
       2004   -0-               -0-                   0/0     $0/0


    Aaron Etra
    (Director)
       2005   -0-               -0-                   0/0     $0/0
       2004   -0-               -0-                   0/0     $0/0

     Director Compensation

     At the discretion of the Board of Directors, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director. No options were granted to Directors or Officers during the fiscal years ended December 31, 2005 or 2004.

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

    ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2005 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock and Preferred Stock, by each director and each officer of the Company and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.

                                                   Voting
    Name and                   Number             Power and
    Address of              of shares             Percent of
    Beneficial            of outstanding          outstanding
    Owner\Identity           Common               Common
    of Group (1)              Stock                Stock

    Samuel Gaer                6,675,000              30.0%
    1517 North 260 East
    North Logan, UT  84341

    Marni Gaer (2) *           2,000,000               9.0%
    1517 North 260 East
    North Logan, UT  84341

    Ronald Comerchero          2,075,000               9.5%
    205 Third Avenue, 7K
    New York, NY 10003

    Kim Hemphill (3)           1,950,351               8.8%
    16006 East Jacobs Road
    Spokane, WA  99217

    Bruce Frank                1,710,584               7.7%
    238 Christopher Street
    Montclair, NJ 07043

    Global Net Financial       1,338,889               6.0%
    7284 West Palmetto Pk. Rd.
    Suite 120
    Boca Raton, FL  33433

    Norman Fuchs                 975,689               4.4%
    5 Flagpole Lane
    East Setauket, NY 11733

    S. Emerson Lybbert *         435,479               2.0%
    1517 North 260 East
    North Logan, UT  84341

    Aaron Etra *                 123,907                .6%
    1350 Ave of Americas
    29th Floor
    New York, NY  10019

    All executive officers
    and directors as a
    group (3 persons)          2,559,386              11.5%


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

     None


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

     (b)    Reports on Form 8-K during the last quarter:

            None

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

     Aggregate fees for professional services rendered for the Company by HJ & Associates, LLC for the years ended December 31, 2005 and 2004 are set forth below.

                              YEAR 2005 YEAR 2004

AUDIT FEES                    $  15,046 $  17,919
AUDIT-RELATED FEES            $       - $       -
TAX FEES                      $     757 $     805
ALL OTHER FEES                $       - $       -
                              --------- ---------
TOTAL                         $  15,803 $  18,724

     Audit Fees for the fiscal years ended December 31, 2005 and 2004 were for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements. Amounts included are for the respective year's audit work.

     Audit-Related Fees as of the years ended December 31, 2005 and 2004 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

     Tax Fees as of the years ended December 31, 2005 and 2004 were for professional services related to tax compliance, tax authority audit support and tax planning. Amounts are included in the year billed.

     As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01 (c) (7) (i) (C) under Regulation S-X.
                               31

        Signatures




    /s/ S. Emerson Lybbert         Chairman of the Board, Director
    -------------------------
    S. Emerson Lybbert             March 30, 2006


    /s/ Marni Gaer                 Director
    -------------------------
    Marni Gaer                     March 30, 2006


    /s/ Aaron Etra                 Director
    -------------------------
    Aaron Etra                     March 30, 2006

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: March 30, 2006


                         TGFIN Holdings, Inc.
                         (Registrant)



                         By/s/ S. Emerson Lybbert
                           ----------------------------
                           S. Emerson Lybbert, President
                           Principal Executive Officer,
                           Principal Financial Officer