Form 10QSB
period 2006-03-31
TGFIN HOLDINGS INC
filed 2006-05-11
CIK 876134

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

Yes   x      No
     ---        ---

     Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act)  Yes X   No
                                               ---    ---
     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                N/A


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


  Class                            Outstanding at March 31, 2006
Common stock, $.01 par value                    22,245,845

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


                                                                   PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of March 31, 2006 and Audited Consolidated
                  Balance Sheet as of December 31, 2005              3

              Unaudited Condensed Consolidated Statements of
                  Operations, for the Three Month Periods
                  Ended March 31, 2006 and 2005                      4

              Unaudited Condensed Consolidated Statements of Cash
                  Flows, for the Three Month Periods Ended
                  March 31, 2006 and 2005                            5

              Notes to Unaudited Condensed Consolidated
                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                    10

        Item 3.  Controls and Procedures                            12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                       March 31,      December 31,
                                        2006               2005
                                    -------------     ------------
                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents          $ 1,424,518      $ 1,508,184
  Prepaid expenses                        15,059           23,130
                                    ------------     ------------
     Total Current Assets              1,439,577        1,531,314

Property and equipment, net                    -                -
Deposits                                     500              500
                                    ------------     ------------
     Total Assets                   $  1,440,077     $  1,531,814
                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                  $      4,394     $          -
  Accrued expenses                             -                -
                                     -----------      -----------
     Total Current Liabilities             4,394                -
                                     -----------      -----------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
   1,000,000 shares authorized,
   50,500 shares issued
   and outstanding                           506              506
 Common stock ($.01 par value),
   50,000,000 shares authorized,
   22,245,845 and 22,220,845 issued and
   outstanding, respectively             222,458          222,208
 Additional paid-in-capital            3,729,657        3,728,158
 Retained deficit prior to
   development stage                  (1,077,064)      (1,077,064)
 Retained deficit during
   development stage                  (1,439,874)      (1,341,994)
                                    ------------     ------------
     Total Stockholders' Equity        1,435,683        1,531,814
                                    ------------     ------------
     Total Liabilities and
     Stockholders' Equity           $  1,440,077     $  1,531,814
                                    ============     ============


These accompanying notes are integral part of these consolidated financial statements.

                  TGFIN HOLDINGS, INC. AND SUBSIDIARY
                   (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                                        From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                             Three Months Ended      April 1, 2003
                                 March 31,                To
                             2006          2005     March 31, 2006

REVENUES                  $        -    $         -   $        -
                          ----------    -----------   ----------

OPERATING COSTS              106,323        228,688    1,519,234
                          ----------    -----------   ----------
OPERATING LOSS              (106,323)      (228,688)  (1,519,234)
                          ----------    -----------   ----------
OTHER INCOME:
  INTEREST INCOME              8,443          6,477       79,360
                          ----------    -----------   ----------
    TOTAL OTHER INCOME         8,443          6,477       79,360
                          ----------    -----------   ----------
OPERATING LOSS               (97,880)      (222,211)  (1,439,874)
                          ----------    -----------   ----------

 NET LOSS                 $  (97,880)   $  (222,211) $(1,439,874)
                          ==========    ===========   ==========
 BASIC AND
 DILUTED INCOME
  LOSS PER SHARE:         $    (0.00)   $     (0.01)
                          ==========    ===========

 Weighted Average
 Number of shares
 Outstanding              22,245,845     22,954,178
                          ==========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 TGFIN HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                             From
                                                          Inception
                                                            Of the
                                                         Development
                                      For The             Stage on
                                Three Months Ended      April 1, 2003
                                     March 31,                To
                                  2006       2005      March 31, 2006
Cash Flows from
Operating Activities:
 Net Loss                     $ ( 97,880) $ (222,211)     $(1,439,874)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Amortization of deferred
  compensation                         -           -           13,751
  Compensation costs of
  common stock issued to
  employees and consultants         1,750      4,500           89,980
  Changes in assets and
  liabilities:
   Decrease (increase)in:
   Accounts receivable                 -           -           31,250
   Prepaid expenses                 8,071     (1,774)            (307)
   Deposits                            -           -             (500)
   Increase (decrease)in:
   Accounts payable and
    accrued expenses                4,393    109,352         (223,100)
                               ----------  ----------       ----------
    Net Cash Used In Operating
    Activities                  ( 83,666)   (110,133)      (1,528,800)
                              ----------  ----------       ----------
Net Cash Provided By
 Investing Activities                  -           -                -
                              ----------  ----------       ----------
Cash Flows From Financing
Activities:                            -           -                -
                              ----------  ----------       ----------

Net Decrease
In Cash and Cash
Equivalents                     ( 83,666)   (110,133)      (1,528,800)

Cash and Cash Equivalents,
Beginning of Period            1,508,184   2,025,600        2,953,318
                              ----------  ----------      -----------
Cash and Cash Equivalents,
End of Period                 $1,424,518  $1,915,467      $ 1,424,518
                              ==========  ==========      ===========


These accompanying notes are an integral part of these consolidated financial statements.

              TGFIN HOLDINGS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (Unaudited)
                                                              From
                                                           Inception
                                                            Of the
                                                         Development
                                      For The             Stage on
                                Three Months Ended        April 1, 2003
                                       March 31,              To
                                  2006      2005         March 31, 2006
Cash Paid During
the Period For:
  Income Taxes              $      500  $        -      $      13,109
                            ==========  ==========      =============
  Interest                  $        -  $        -      $           -
                            ==========  ==========      =============
Supplemental
Disclosures of
Non-cash Investing and
Financing Activities:
  Common stock issued
  for accrued liabilities   $        -  $   29,000      $      51,230
                            ==========  ==========      =============

               TGFIN HOLDINGS, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 2006 and DECEMBER 31, 2005


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


Condensed financial statements

The accompanying condensed financial statements have been prepared by the Company without audit, they include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.

                  TGFIN HOLDINGS, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 2006 and DECEMBER 31, 2005
                           (Continued)


NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of March 31, 2006 there were no claims asserted or threatened against the Company.


Leases

The Company leases office equipment and office space under noncancellable operating leases. Commitments under these leases are as follows:

                                            March 31,
                                            --------
                        2006                $    735
                        Thereafter                 -
                                            --------
                                            $    735
                                            ========


Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert, the Chief Executive Officer of the Company. The agreement was for a term of three years commencing April 1, 2003 and provided for a base annual compensation of 100,000 shares of the company's stock, $100,000, and bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years commencing October 1, 2002 and provided for a base annual salary of $100,000 and bonuses as determined by the Company's Board of Directors. Both contracts include one-year renewal clauses. No bonuses were authorized or paid in 2005 or 2004.

                    TGFIN HOLDINGS, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2006 and DECEMBER 31, 2005

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at March 31, 2006. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

                                         March 31,       Estimated
                                           2006             Useful
                                       -----------           Lives
      Computer equipment               $    10,000             5
      Less: Accumulated depreciation       (10,000)
                                       -----------
                                       $         -
                                       ===========

NOTE 4:  PROVISION FOR INCOME TAXES

For the period from inception July 7, 1999 to March 31, 2006 the Company had accumulated losses from operations of $2,516,938. No federal tax expense was reported in the financial statements due to the Asset Sale because the accumulated losses prior to the sale exceeded the gain recognized on disposition of the assets. Also, no tax benefit was reported in the financial statements due to the current uncertainty of future operations.

NOTE 5:  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable when outstanding) as of March 31, 2006 and December 31, 2005 and changes during the periods then ended, is presented below:

                                 March 31,            December 31,
                                    2006                   2005
                               -------------            ------------
                                    Weighted             Weighted
                                    Average              Average
                                    Exercise             Exercise
                            Shares    Price     Shares     Price

Outstanding, beginning of
 period                           -  $  .00          -  $    .00
Granted                           -       -          -         -
Expired/Cancelled                 -     .00          -       .00
Exercised                         -       -          -         -
                            -------  ------    -------  --------
Outstanding end of period         -  $  .00          -  $    .00
                           ========  ======    =======  ========
Exercisable                       -  $  .00          -  $    .00
                           ========  ======    =======  ========

No options or warrants were issued during the three months ended March 31, 2006.

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,245,845 were outstanding at March 31, 2006.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of March 31, 2006 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at March 31, 2006 of approximately $339,360 or $6.72 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

     The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended December 31, 2005. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

     The information set forth and discussed below for the three months ended March 31, 2006 and March 31, 2005 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2006 may not be indicative of results expected for the entire fiscal year ended December 31, 2005.

Liquidity and Capital Resources:

     At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

     Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.


Results of Operations:

     The results from operations for the Three months ended March 31, 2006 were essentially identical to those for the Three months ended March 31, 2005 except for the few items listed below. Operating costs of $106,323 for the Three months ended March 31, 2006 decreased $122,365 or 54%, over those of the Three months ended March 31, 2005. The decrease was due primarily to a one-time charge of $115,000, or 100% for the settlement of a lawsuit in the first quarter of 2005. In addition, accounting fees decreased $4,518, or 50% and Legal fees decreased $2,021 or 25% for the Three months ended March 31, 2006 over the same period of 2005. In addition, interest income of $8,443 increased $1,966 or 23%, over that of the Three months ended March 31, 2005 due to higher interest rates.

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

                    PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of March
31, 2006 there were no claims asserted or threatened against the Company.


ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

    During the quarter ended March 31, 2006, the company issued 25,000 shares to directors as compensation.

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $ 339,360. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

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


Date: May 11, 2006


                      TGFIN Holdings, Inc.
                      (Registrant)



                      By_/s/ Scott Emerson Lybbert_
                        Scott Emerson Lybbert, President
                        Principal Executive Officer,
                        Principal Financial Officer