Form 10KSB
period 2006-12-31
TGFIN HOLDINGS INC
filed 2007-04-11
CIK 876134

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ___________
                                FORM 10-KSB

                 [x] Annual Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2006

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes X   No
                                                ---    ---

     State Issuer's revenues for its most recent fiscal year: 2005 - $-0-.

     State the aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,352,751 at December 31, 2006, computed at the closing quotation for the Registrant's common stock of $0.06 as of December 31, 2006.

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at March 17, 2007 there were 22,545,845 shares of the Registrant's Common Stock and 50,500 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

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

     Research and Product Development

     The company spent no resources on research and project development in 2006 and 2005.

     Employees

     As of December 31, 2006 and 2005, the Company had one full-time employee and two part time employees. The Company is not a party to any collective bargaining agreements.

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

ITEM 2  DESCRIPTION OF PROPERTY

     The company leases approximately 900 square feet of office space at 1517 North 260 East in North Logan, Utah for an annual rate of approximately $8,820. The company has no ownership in real estate or buildings. The company's lease is on a month-to-month basis and requires monthly lease payments of $795.

ITEM 3  LEGAL PROCEEDINGS

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2006 there were no claims asserted or threatened against the Company.

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

                                    2006                       2005

                         High Close    Low Close      High Close  Low Close

1st  Quarter                3/32        1/16             1/8        5/64
2nd  Quarter                1/8         3/32             1/8        5/64

3rd  Quarter                3/32        1/16            7/64        5/64
4th  Quarter                3/32        1/16            3/32        5/64

Shareholders

     As of December 31, 2006, the Company had 806 record holders of its Common Stock, and 14 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent.

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

     Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2006 of approximately $353,500 or $7.00 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. There are not sufficient preferred shares (left unconverted) to trade publicly and the financial condition of the company has made the probability of dividend payment to preferred shareholders unlikely.

     Securities authorized for issuance under equity compensation plans.

     None

Description of Securities

     Common Stock

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,545,845 were outstanding as of December 31, 2006. Holders of common stock are entitled to one vote per share.

     Preferred Stock

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of December 31, 2006 there were 50,500 shares outstanding.

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

Management's Discussion and Analysis:

     The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-KSB for the year ended December 31, 2006. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The information set forth and discussed below for the years ended December 31, 2006 and December 31, 2005 was derived from the consolidated financial statements included elsewhere herein.

RESULTS OF OPERATIONS

2006 VERSUS 2005

     Operating costs for the year ended December 31, 2006 of $437,132 decreased $105,538, or 19.5%, over those of the year ended December 31, 2005 if $542,670. This net difference was due primarily to the following net differences in the year ended December 31, 2006 over corresponding balances for the year ended December 31, 2005:

     (1) A one-time payment of $115,000 in settlement of a lawsuit occurred in 2005 and not 2006; The company received 883,333 shares in settlement of a counter suit but since settlement of the counter suit was in the company's shares, no income or loss was recognized;

     (2) A one-time expense of $16,500 for shares issued to shareholders in 2006. On April 19, 2006 the Board of Directors authorized the issuance of 150,000 shares to the families of three investors, whose original capital contribution transaction with Tradingear (prior to becoming public), was complicated by the investors' deaths in the attacks of September 11, 2001. The company recognized the oversight and a current expense of $16,500 for the issuance of the shares; and

     (3) a decline in interest income of $3,119, or 9.2%, in 2006 versus 2005 due to lesser amounts invested.

Liquidity and Capital Resources:

     At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

     There were no capital expenditures in 2006 and none are planned for 2007 as long as the Company continues at its current level of operations. Capital expenditures could be made in conjunction with a business combination or investment.

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

                    DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and the Board of Directors
TGFIN Holdings, Inc.
(A Development Stage Company)
North Logan, Utah

We have audited the accompanying balance sheet of TGFIN Holdings, Inc. (a Development Stage Company) as of December 31, 2006 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. And audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGFIN Holdings, Inc. (a Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 4, 2007

                           TGFIN HOLDINGS, INC.
                      (A Development Stage Company)
                      CONSOLIDATED BALANCE SHEETS

                                 December 31,     December 31,
                                     2006              2005
                                -------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents       $ 1,158,208     $  1,508,184
  Prepaid expenses                         64           23,130
                                  -----------     ------------
     Total Current Assets           1,158,272        1,531,314

Property and equipment, net                 -                -

Deposits                                  500              500
                                 ------------     ------------
     Total Assets                $  1,158,772     $  1,531,814
                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable               $      2,030     $          -
  Accrued expenses                          -                -
                                 ------------     ------------
     Total Current Liabilities          2,030                -
                                 ------------     ------------
Stockholders' Equity:
  Preferred stock ($0.01 par value
     8% cumulative preferred stock,
     1,000,000 shares authorized,
     50,500 shares issued and
     outstanding as of December 31,
     2006 and 2005 respectively)          506              506
  Common stock ($.01 par value,
     50,000,000 shares authorized,
     22,545,845 and 22,220,845 shares
     issued and outstanding at
     December 31, 2006, and 2005
     respectively)                    225,458          222,208
  Additional paid-in-capital        3,756,158        3,728,158
  Retained deficit prior to
   development stage               (1,077,064)      (1,077,064)
  Retained deficit during
   development stage               (1,748,316)      (1,341,994)
                                 ------------     ------------
     Total Stockholders' Equity     1,156,742        1,531,814
                                 ------------     ------------
     Total Liabilities and
     Stockholders' Equity        $  1,158,772     $  1,531,814
                                 ============     ============

These accompanying notes are integral part of these consolidated financial statements.

                          TGFIN HOLDINGS, INC.
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                               Years Ended           April 1, 2003
                               December 31,                To
                             2006          2005     December 31, 2006
REVENUES                  $        -    $         -   $        -
                          ----------    -----------   ----------

OPERATING COSTS              437,132        542,670    1,850,043
                          ----------    -----------   ----------
OPERATING LOSS              (437,132)      (542,670)  (1,850,043)
                          ----------    -----------   ----------
OTHER INCOME:
  INTEREST INCOME             30,810         33,928      101,727
                          ----------    -----------   ----------
    TOTAL OTHER INCOME        30,810         33,928      101,727
                          ----------    -----------   ----------
 NET LOSS                 $ (406,322)   $  (508,742) ($1,748,316)
                          ==========    ===========   ==========
 BASIC AND
 DILUTED LOSS
 PER SHARE:               $     (.02)   $      (.02)
                          ==========    ===========
 Weighted Average
 Number of shares
 Outstanding              22,412,283     22,480,662
                          ==========    ===========
The accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.
             (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Preferred Stock              Common Stock
                                 Par Value $.01             Par Value $.01
                           ------------------------  -----------------------
                                          Preferred                   Common
                           Number          Stock     Number           Stock
                           of shares       Amount    of shares        Amount
                           ------------   ---------  ------------  ---------
Balances  April 1, 2003          50,500  $      506    22,431,168   $ 224,312

Net loss from operations
for nine months ended
December 31, 2003                   -           -             -           -
                            -----------  ----------    ----------  ----------
Balances December 31, 2003       50,500         506    22,431,168     224,312

Common stock issued for
 accrued liabilities                  -           -       273,010       2,730
Common stock issued
 for compensation                     -           -       200,000       2,000

Net loss from operations
for year ended December
31, 2004                              -           -             -           -
                            -----------  ----------    ----------  ----------
Balances December 31, 2004       50,500         506    22,904,178     229,042

Common stock issued for
 compensation                                             200,000       2,000

Retirement of shares in
 settlement of countersuit                               (883,333)    (8,834)

Net loss from operations
for year ended December
31, 2005
                           ------------  ----------   -----------   ---------
Balances December 31, 2005       50,500         506    22,220,845     222,208

Common stock issued for
 compensation                         -           -       175,000       1,750

Common Stock issued to
  prior shareholders                  -           -       150,000       1,500

Net loss from operations
for year ended December
31, 2006                              -           -             -           -
                           ------------  ----------   -----------   ---------
Balances December 31, 2006       50,500  $      506    22,545,845  $  225,458
                           ============  ==========   ===========   =========

[continued]
                       TGFIN HOLDINGS, INC.
                   (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (Continued)

                              Additional     Retained      Total
                              Paid-in        Earnings  Stockholders'
                               Capital      (Deficit)    Equity
Balances  April 1, 2003      $3,637,824    $(1,077,064)  $ 2,785,578

Net loss from operations
 for nine months ended
 December 31, 2003                    -       (375,708)     (375,708)
                             ----------      ----------   ----------
Balances December 31, 2003    3,637,824     (1,452,772)    2,409,870

Common stock issued for
 accrued liabilities             48,500              -        51,230

Common stock issued
 for compensation                17,500              -        19,500

Net loss from operations
 for year ended December
 31, 2004                             -       (457,544)     (457,544)
                             ----------      ----------   ----------
Balances December 31, 2004    3,703,824     (1,910,316)    2,023,056

Common stock issued for
 compensation                    15,500              -        17,500

Retirement of shares in
 settlement of countersuit        8,834              -             -

Net loss from operations
 for year ended December              -      (508,742)      (508,742)
 31, 2005
                             ----------     ---------     ----------
Balances December 31, 2005    3,728,158    (2,419,058)     1,531,814

Common stock issued for
 compensation                    13,000             -         14,750

Issuance of shares to
 prior shareholders              15,000             -         16,500

Net loss from operations
for year ended December
31, 2006                              -      (406,322)      (406,322)

                            -----------    ----------     ----------
Balances December 31, 2006  $ 3,756,158   $(2,825,380)    $1,156,742
                             ==========   ===========     ==========

                        TGFIN HOLDINGS, INC.
                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                               Years Ended           April 1, 2003
                               December 31,                To
                             2006          2005     December 31, 2006
Cash Flows from
Operating activities:
 Net Income(Loss)          $     (406,322)   $  (508,742)    $ (1,748,316)

 Adjustments to reconcile
 Net income loss to net
 cash used in operating
 activities:
  Amortization of deferred
  compensation                          -              -           13,751
  Compensation costs of
  common stock issued
  to employees and consultants     14,750         17,500          102,980
 Cost of common stock issued
  to shareholders                  16,500              -           16,500
  Changes in assets and
  liabilities
   Decrease (increase) in:
   Accounts receivable                                 -           31,250
   Prepaid expenses                23,066        (14,741)          14,688
   Deposits                             -              -             (500)
   Increase (decrease)in:
   Accounts payable and
   accrued expenses                 2,030        (11,433)        (225,463)
                                ----------    ----------       ----------
    Net cash used in Operating
    Activities                   (349,976)      (517,416)      (1,795,110)
                                ----------    ----------       ----------
Net cash provided by
investing activities                     -             -                -
                                ----------    ----------       ----------
Net cash from financing
Activities                               -             -                -
                                ----------    ----------       ----------
Net Increase (Decrease)
in Cash and Cash
Equivalents                       (349,976)     (517,416)      (1,795,110)

Cash and Cash Equivalents,
beginning of year                1,508,184     2,025,600        2,953,318
                                ----------    ----------       ----------
Cash and Cash Equivalents,
end of year                      1,158,208    $1,508,184       $1,158,208
                                ==========    ==========       ==========

These accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.
                  (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)

                                                         From
                                                      Inception
                                                        Of the
                                                      Development
                                  For the               Stage on
                               Years Ended           April 1, 2003
                               December 31,                To
                             2006          2005     December 31, 2006
Cash paid during
the period for:
  Income Taxes                 $         -  $    2,218      $   12,609
                                ==========  ==========      ==========
  Interest                     $         -  $        -      $        -
                                ==========  ==========      ==========
Supplemental Disclosures
of Non-cash Investing and
Financing Activities:
 Common stock issued
 For accrued liabilities       $        -   $   51,230      $   51,230
                               ==========   ==========      ==========
 Common stock issued
 For compensation              $   14,750   $   19,500      $   51,750
                               ==========   ==========      ==========
 Common stock issued to
  Prior Shareholders           $   16,500   $        -      $   16,500
                               ==========   ==========      ==========



These accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.
               (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2006



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

                        DECEMBER 31, 2006
                           (Continued)


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

                        DECEMBER 31, 2006
                           (Continued)



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

                        DECEMBER 31, 2006
                           (Continued)



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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109", ("FIN 48"). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain
Hybrid Financial Instruments", or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

                       TGFIN HOLDINGS, INC.
                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2006
                           (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

Concentration of Credit Risk

The company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 the company had $1,068,993 in one account.


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


3.  ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts in a given year could change.
Nevertheless, there was neither an allowance for doubtful accounts nor an accounts receivable balance at either December 31, 2006 or 2004.

4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consisted of the following at:
                                                                 Estimated
                                                December 31,      Useful
                                              2006      2005      Lives
          Computer equipment              $ 10,000  $  10,000        5
          Office equipment                       -          -        5
          Leasehold improvements                 -          -        5
                                          --------  ---------
                                            10,000     10,000
          Less: Accumulated depreciation   (10,000)   (10,000)
                                          --------  ---------
                                          $      -  $       -
                                          ========  =========

                       TGFIN HOLDINGS, INC.
                 (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2006
                           (Continued)



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

     Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

                                   2006            2005
     Deferred tax assets:
          NOL Carryover       $ 1,040,410       $ 907,793

     Deferred tax liabilities:          -               -

     Valuation allowance       (1,040,410)       (907,793)
                              -----------       ---------
     Net deferred tax asset   $         -       $       -
                              ===========       =========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

                                        2006           2005


     Book Income                     $ (158,465)  $ (198,409)
     State Taxes                              -         (865)
     Meals and Entertainment              2,145        1,424
     Stock for Services                  12,190       17,500
     Valuation Allowance                144,130      180,350
                                     ----------   ----------
                                     $        -   $        -
                                     ==========   ==========

At December 31, 2006, the Company had net operating loss carry-forwards of approximately $2,500,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.


6.  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of December 31, 2006 and 2005 and changes during the years then ended, is presented below:

                              2006                 2005

                                  Weighted             Weighted
                                  Average              Average
                                  Exercise             Exercise
                          Shares   Price      Shares     Price

Outstanding, beginning of
 year                           -  $ 0.00          -  $   0.00
Granted                         -       -          -         -
Expired/Cancelled               -    0.00          -      0.00
Exercised                       -       -          -         -
                          -------  ------    -------  --------
Outstanding end of year         0  $ 0.00          0  $   0.00
                         ========  ======    =======  ========
Exercisable                     0  $ 0.00          0  $   0.00
                         ========  ======    =======  ========

7.  COMMITMENTS AND CONTINGENCIES


In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2006 there were no other claims asserted or threatened against the Company.

                       TGFIN HOLDINGS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2006
                           (Continued)



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

                        DECEMBER 31, 2006
                           (Continued)



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

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of December 31, 2006, there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2006 of approximately $353,500 or $7.00 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The Company has represented that it does not intend to declare a dividend.

                       TGFIN HOLDINGS, INC.
                   (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2006
                           (Continued)



9. CAPITAL STOCK (continued)

On January 1, April 1 and October 1, 2006, the Company issued 175,000 shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements. The shares were valued at the market price at the date of issuance, ranging between $.06 and $.10 per share, resulting in current year compensation expense of $14,750.

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

                             PART III

     ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Directors and executive officers

     The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    S. Emerson Lybbert          49            Chairman, President

    Marni Gaer                  40            Director, Secretary

    Aaron Etra                  66            Director


     The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. During the fiscal year ended December 31, 2006 there was one meeting of the Board of Directors, at which all Board members were in attendance.


S. Emerson Lybbert - Chairman of the Board, President

     Scott Emerson Lybbert, 49 years old, was appointed CEO and Chairman of TGFIN and TradinGear by the Board of Directors on April 29, 2003. From October 1, 2002 to April 2003, he had been a consultant under contract to perform and advise the Company with respect to normal CFO duties. Mr. Lybbert held the same position for the parent company, when it was Digitran Systems, Incorporated ("Digitran") in Logan, Utah from March 1998 to March 1999, during which time he also served as a Director and Corporate Secretary. From March 1999 to March 2001, he served as Chief Financial Officer and Chief Information Officer of Reynolds Corporation, a Division of Selkirk Industries, in Lynnwood Washington. From April 2001 until April 2003, he was a self-employed Independent Consultant. Nevertheless, from April 2000 until the merger with TradinGear.com, Incorporated on September 12, 2002, he had been a consultant to Digitran on a limited, volunteer basis, which included an appointment as Corporate Secretary in April 2001.

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

Involvement in certain legal proceedings by Officers and Directors

     None

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

     The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2006

Audit committee and Financial Expert

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


    ITEM 10  EXECUTIVE COMPENSATION

     The following table sets forth certain specified information concerning the compensation of the Chief Executive Officer of the Company and all other officers (the Named Executive Officers):

                         Annual Compensation
                    ____________________________
(a)       (b)       (c)       (d)       (e)
                                             Long-term compensation
Name and                                     ____(f)________(h)______
Principal                                    Restricted      Other
Position    Year        Salary   Bonus   Other Stock Awards
- ----------- ----      -------- -----   ----- ------------------------

S. Emerson
 Lybbert    2006      $100,000    -0-  $  -0-   $10,000     -0-
 Chairman   2005       100,000    -0-     -0-     8,000     -0-
 CEO        2004       100,000    -0-     -0-    10,000     -0-

Marni Gaer  2006      $100,000    -0-     -0-   $ 3,000     -0-
Director,   2005       100,000    -0-     -0-     5,000     -0-
Counsel     2004       100,000    -0-     -0-     5,000     -0-


Aaron Etra  2006      $   -0-     -0-     -0-   $ 1,750     -0-
Director    2005          -0-     -0-     -0-     2,250     -0-
            2004          -0-     -0-     -0-     2,500     -0-


    Other Items

    There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2006 by any Named Executive Officer.

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
     Name  on Exercise (#)     Realized($)   Unexercisable  Unexercisable


    S. Emerson Lybbert
    (Chairman)
       2006   -0-               -0-                   0/0     $0/0
       2005   -0-               -0-                   0/0     $0/0


    Marni Gaer
    (Director)
       2006   -0-               -0-                   0/0     $0/0
       2005   -0-               -0-                   0/0     $0/0


    Aaron Etra
    (Director)
       2006   -0-               -0-                   0/0     $0/0
       2005   -0-               -0-                   0/0     $0/0

     Director Compensation

     At the discretion of the Board of Directors, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director. No options were granted to Directors or Officers during the fiscal years ended December 31, 2006 or 2005.

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

    ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2006 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock and Preferred Stock, by each director and each officer of the Company and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.

                                                   Voting
    Name and                   Number             Power and
    Address of              of shares             Percent of
    Beneficial            of outstanding          outstanding
    Owner\Identity           Common               Common
    of Group (1)              Stock                Stock

    Samuel Gaer                6,675,000              29.6%
    1517 North 260 East
    North Logan, UT  84341

    Marni Gaer (2) *           2,050,000               9.1%
    1517 North 260 East
    North Logan, UT  84341

    Ronald Comerchero          2,075,000               9.2%
    205 Third Avenue, 7K
    New York, NY 10003

    Kim Hemphill (3)           1,950,351               8.7%
    16006 East Jacobs Road
    Spokane, WA  99217

    Bruce Frank                1,710,584               7.6%
    238 Christopher Street
    Montclair, NJ 07043

    Global Net Financial       1,338,889               5.9%
    7284 West Palmetto Pk. Rd.
    Suite 120
    Boca Raton, FL  33433

    Norman Fuchs                 975,689               4.3%
    5 Flagpole Lane
    East Setauket, NY 11733

    S. Emerson Lybbert *         535,479               2.4%
    1517 North 260 East
    North Logan, UT  84341

    Aaron Etra *                 148,907                .7%
    1350 Ave of Americas
    29th Floor
    New York, NY  10019

    All executive officers
    and directors as a
    group (3 persons)          2,734,386              12.1%


(1) Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned. As at the date hereof, TGFIN Holdings, Inc. had outstanding 22,545,845 shares of its common stock.

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

     (b)    Reports on Form 8-K during the last quarter:

            None

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

     Aggregate fees for professional services rendered for the Company by HJ & Associates, LLC for the years ended December 31, 2006 and 2004 are set forth below.

                              YEAR 2006 YEAR 2005

AUDIT FEES                    $  11,446 $  15,046
AUDIT-RELATED FEES            $       - $       -
TAX FEES                      $     770 $     757
ALL OTHER FEES                $       - $       -
                              --------- ---------
TOTAL                         $  12,216 $  15,803
                         ========= =========

     Audit Fees for the fiscal years ended December 31, 2006 and 2005 were for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements. Amounts included are for the respective year's audit work.

     Audit-Related Fees as of the years ended December 31, 2006 and 2004 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

     Tax Fees as of the years ended December 31, 2006 and 2004 were for professional services related to tax compliance, tax authority audit support and tax planning. Amounts are included in the year billed.

     As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01 (c) (7) (i) (C) under Regulation S-X.
                               29

        Signatures




    /s/ S. Emerson Lybbert         Chairman of the Board, Director
    -------------------------
    S. Emerson Lybbert             April 11, 2007


    /s/ Marni Gaer                 Director
    -------------------------
    Marni Gaer                     April 11, 2007


    /s/ Aaron Etra                 Director
    -------------------------
    Aaron Etra                     April 11, 2007

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: April 11, 2007


                         TGFIN Holdings, Inc.
                         (Registrant)



                         By/s/ S. Emerson Lybbert
                           ----------------------------
                           S. Emerson Lybbert, President
                           Principal Executive Officer,
                           Principal Financial Officer