Form 10QSB
period 2007-03-31
TGFIN HOLDINGS INC
filed 2007-04-25
CIK 876134

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                        __________________

                            FORM 10-QSB

                        __________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

Yes   x      No

     ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                            Outstanding at March 31, 2007

Common stock, $.01 par value                    22,570,845

Transitional Small Business Disclosure Format (Check one)

       Yes         No   X

PLEASE ADDRESS ALL CORRESPONDENCE TO:     Mark Gasarch, Esq.

                                          150 East 58th Street

                                          34th floor

                                          New York, New York 10155

                                          (212) 956 -9595


               TGFIN HOLDINGS, INC. AND SUBSIDIARY

                        TABLE OF CONTENTS

                                                                   PAGE

    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet

                  as of March 31, 2007 and Audited Consolidated

                  Balance Sheet as of December 31, 2006              3

              Unaudited Condensed Consolidated Statements of

                  Operations, for the Three Month Periods

                  Ended March 31, 2007 and 2006                      4

              Unaudited Condensed Consolidated Statements of Cash

                  Flows, for the Three Month Periods Ended

                  March 31, 2007 and 2006                            5

              Notes to Unaudited Condensed Consolidated

                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial

                  Condition or Plan of Operation                    10

        Item 3.  Controls and Procedures                            12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14


PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                      March 31,       December 31,

                                        2007               2006

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $ 1,052,160      $ 1,158,208

  Prepaid expenses                        18,135               64

                                    ------------     ------------

     Total Current Assets              1,070,295        1,158,272

Property and equipment, net                    -                -

Deposits                                     500              500

                                    ------------     ------------

     Total Assets                   $  1,070,795     $  1,158,772

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued      $      4,336     $      2,030

    expenses

                                    ------------      -----------

     Total Current Liabilities             4,336            2,030

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,500 shares issued

   and outstanding                           506              506

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   22,570,845 and 22,545,845 issued and

   outstanding, respectively             225,708          225,458

 Additional paid-in-capital            3,757,407        3,756,158

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (1,840,098)      (1,748,316)

                                     -----------     ------------

     Total Stockholders' Equity        1,066,459        1,156,742

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $  1,070,795     $  1,158,772

                                     ===========     ============

These accompanying notes are integral part of these condensed consolidated financial statements.


                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                        From

                                                      Inception

                                                        Of the

                                                      Development

                                  For the               Stage on

                             Three Months Ended      April 1, 2003

                                 March 31,                To

                             2007          2006     March 31, 2007

REVENUES                  $        -    $         -   $        -

                          ----------    -----------   ----------

OPERATING COSTS               98,995        106,323    1,949,038

                          ----------    -----------   ----------

OPERATING LOSS               (98,995)      (106,323)  (1,949,038)

                          ----------    -----------   ----------

OTHER INCOME:

  INTEREST INCOME              7,213          8,443      108,940

                          ----------    -----------   ----------

    TOTAL OTHER INCOME         7,213          8,443      108,940

                          ----------    -----------   ----------

 NET LOSS                 $  (91,782)   $   (97,880) $(1,840,098)

                          ==========    ===========   ==========

 BASIC AND

 DILUTED INCOME

  LOSS PER SHARE:         $    (0.00)   $     (0.00)

                          ==========    ===========

 Weighted Average

 Number of shares

 Outstanding              22,570,845     22,245,845

                          ==========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                             From

                                                          Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Three Months Ended      April 1, 2003

                                     March 31,                To

                                  2007       2006      March 31, 2007

Cash Flows from

Operating Activities:

 Net Loss                     $ (91,782) $  (97,880)     $(1,840,098)

 Adjustments to reconcile

 net loss to net cash used

 in operating activities:

  Amortization of deferred

  compensation                         -           -           13,751

  Compensation costs of

  common stock issued to

  employees and consultants        1,500       1,750          104,480

  Cost of common stock issued

  issued to shareholders               -           -           16,500

  Changes in assets and

  liabilities:

   Decrease (increase)in:

   Accounts receivable                 -           -           31,250

   Prepaid expenses              (18,071)      8,071           (3,383)

   Deposits                            -           -             (500)

   Increase (decrease)in:

   Accounts payable and

    accrued expenses               2,305       4,393         (223,158)

                              ----------  ----------       ----------

    Net Cash Used In Operating

    Activities                  (106,048)   (83,666)      (1,901,158)

                              ----------  ----------       ----------

Net Cash Provided By

 Investing Activities                  -           -                -

                              ----------  ----------       ----------

Cash Flows From Financing

Activities:                            -           -                -

                              ----------  ----------       ----------

Net Decrease

In Cash and Cash

Equivalents                     (106,048)   (83,666)      (1,901,158)

Cash and Cash Equivalents,

Beginning of Period            1,158,208   1,508,184        2,953,318

                              ----------  ----------      -----------

Cash and Cash Equivalents,

End of Period                 $1,052,160  $1,424,518      $ 1,052,160

                              ==========  ==========      ===========

These accompanying notes are an integral part of these condensed consolidated financial statements.


TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

                                                              From

                                                           Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Three Months Ended        April 1, 2003

                                       March 31,              To

                                  2007      2006         March 31, 2007

Cash Paid During

the Period For:

  Income Taxes              $        -  $      500      $      12,609

                            ==========  ==========      =============

  Interest                  $        -  $        -      $           -

                            ==========  ==========      =============

Supplemental

Disclosures of

Non-cash Investing and

Financing Activities:

  Common stock issued

  for accrued liabilities   $        -  $        -      $      51,230

                            ==========  ==========      =============

  Common stock issued

  for compensation          $    1,500  $    1,750      $      53,250

                            ==========  ==========      =============

  Common stock issued

  to prior shareholders     $        -  $        -      $      16,500

                            ==========  ==========      =============

The accompanying notes are an integral part of these condensed consolidated Financial Statements.


TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 and DECEMBER 31, 2006

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

March 31, 2007 and the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's

December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.


TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 and DECEMBER 31, 2006

(Continued)

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2007 there were no other claims asserted or threatened against the

Company.

Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert,

the Chief Executive Officer of the Company.  The agreement was for a term of three years commencing April 1, 2003 and provided for a base annual compensation of 100,000 shares of the company's stock, $100,000 annual salary, and bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years commencing October 1, 2002 and provided for a base annual salary of $100,000 and bonuses as determined by the Company's Board of Directors.  Both contracts include one-year renewal clauses. No bonuses were authorized or paid in 2006 or 2005.


TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 and DECEMBER 31, 2006

(Continued)

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at March 31, 2007. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

                                         March 31,         Estimated

                                           2007              Useful

                                       -----------           Lives

      Computer equipment               $    10,000             5

      Less: Accumulated depreciation       (10,000)

                                       -----------

                                       $         -

                                       ===========

NOTE 4:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to March 31, 2007 the Company had accumulated losses from operations of $2,917,162.  No tax benefit was reported in the financial statements due to the current uncertainty of future operations.

NOTE 5:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,570,845 were outstanding at March 31, 2007.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has

a par value of $0.01 per share.  As of March 31, 2007 there were 50,500 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15.

No dividends have been paid since March 15, 1993, resulting in dividends in arrears at March 31, 2007 of approximately $367,640 or $7.28 per share.

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

NOTE 6:  SUBSEQUENT EVENT

Subsequent to the quarter ended March 31, 2007, and in accordance with the provisions of his employment agreement (as described in NOTE 2: COMMITMENTS AND CONTINGENCIES: Employment Agreements, above) the Company issued 100,000 shares of the Company’s stock to Scott Emerson Lybbert, the Company’s Chief Executive Officer. Since the shares were not earned until April 1, 2007 the Company recorded no accrual for the stock compensation expense until April 1, 2007.


  PART 1 FINANCIAL INFORMATION (Continued)

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

The information set forth and discussed below for the three months ended

March 31, 2007 and March 31,  2006 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management,

reflects all adjustments (consisting of normal recurring adjustments)

necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2007 may not be indicative of results expected for the entire fiscal year ended

December 31, 2006.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $98,995 for the three months ended March 31, 2007 decreased $7,328, or 7%, over those of the three months ended March 31,

2006 due primarily to a decrease in insurance expense of $4,417 or 42%. Interest income of $7,213 decreased $1,230 or 14.6%, over that of the three months ended March 31, 2006 because of lower amounts of cash on hand.


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


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


PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2007 there were no other claims asserted or threatened against the

Company.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

     None

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $367,640. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

ITEM 5 Other Information.

     None.

ITEM 6  Exhibits

  Exhibits

  31.1 302 Certification

  31.2 302 Certification

  32   Certification of Chief Executive Officer and Chief Financial

  Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the

  Sarbanes-Oxley Act of 2002


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2007

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer