Form 10QSB
period 2007-06-30
TGFIN HOLDINGS INC
filed 2007-08-14
CIK 876134

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________

                            FORM 10-QSB
                        __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

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

Yes   x      No
     ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


  Class                            Outstanding at August 09, 2007
Common stock, $.01 par value                    22,670,845

Transitional Small Business Disclosure Format (Check one)

       Yes         No   X

PLEASE ADDRESS ALL CORRESPONDENCE TO:     Mark Gasarch, Esq.
                                          150 East 58th Street
                                          34th floor
                                          New York, New York 10155
                                          (212) 956 -9595

               TGFIN HOLDINGS, INC. AND SUBSIDIARY
                        TABLE OF CONTENTS


                                                                   PAGE
    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet
                  as of June 30, 2007 and Audited Consolidated
                  Balance Sheet as of December 31, 2006              3

              Unaudited Condensed Consolidated Statements of
                  Operations, for the Three and Six Month Periods
                  Ended June 30, 2007 and 2006                       4

              Unaudited Condensed Consolidated Statements of Cash
                  Flows, for the Six Month Periods Ended
                  June 30, 2007 and 2006                             5

              Notes to Unaudited Condensed Consolidated
                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                    10

        Item 3.  Controls and Procedures                            12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY
                 (A Development Stage Company)
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                      June 30,       December 31,
                                        2007               2006
                                    -------------     ------------
                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents          $   960,104      $ 1,158,208
  Prepaid expenses                        12,112               64
                                    ------------     ------------
     Total Current Assets                972,216        1,158,272

Property and equipment, net                    -                -
Deposits                                     500              500
                                    ------------     ------------
     Total Assets                   $    972,716     $  1,158,772
                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued      $        324     $      2,030
    expenses
                                    ------------      -----------

     Total Current Liabilities               324            2,030
                                     -----------      -----------
Stockholders' Equity:
  Preferred stock ($0.01 par value)
   1,000,000 shares authorized,
   50,500 shares issued
   and outstanding                           506              506
 Common stock ($.01 par value),
   50,000,000 shares authorized,
   22,670,845 and 22,545,845 issued and
   outstanding, respectively             226,708          225,458
 Additional paid-in-capital            3,764,407        3,756,158
 Retained deficit prior to
   development stage                  (1,077,064)      (1,077,064)
 Retained deficit during
   development stage                  (1,942,165)      (1,748,316)
                                     -----------     ------------
     Total Stockholders' Equity          972,392        1,156,742
                                     -----------     ------------
     Total Liabilities and
     Stockholders' Equity           $    972,716     $  1,158,772
                                     ===========     ============


These accompanying notes are integral part of these condensed consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY
                   (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                                                    From
                                                                  Inception
                                                                   Of the
                                                                 Development
                         For the                 For the          Stage on
                    Three Months Ended        Six Months Ended  April 1, 2003
                         June 30,                June 30,             To
                    2007          2006        2007        2006  June 30, 2007
                 ----------  -----------  ----------  ---------- ------------
REVENUES         $        -  $         -  $        -  $        -  $        -
                 ----------  -----------  ----------  ----------  ----------

OPERATING COSTS     108,217      128,920     207,212     235,244   2,057,255
                 ----------  -----------  ----------  ----------  ----------
OPERATING LOSS     (108,217)    (128,920)   (207,212)   (235,244) (2,057,255)
                 ----------  -----------  ----------  ----------  ----------
OTHER INCOME:
  INTEREST INCOME     6,150        7,610      13,363      16,054     115,090
                 ----------  -----------  ----------  ----------  ----------
TOTAL OTHER
     INCOME           6,150        7,610      13,363      16,054     115,090
                 ----------  -----------  ----------  ----------  ----------

NET LOSS        $  (102,067) $  (121,310) $ (193,849) $ (219,190)$(1,942,165)
                 ==========  ===========  ==========  ==========  ==========
 BASIC AND
 DILUTED LOSS
  PER SHARE     $     (0.00) $     (0.01) $    (0.01) $    (0.01)
                 ==========  ===========  ==========  ==========

 Weighted Average
 Number of shares
 Outstanding     22,670,845   22,464,526  22,620,845  22,446,121
                 ==========  ===========  ==========  ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

              TGFIN HOLDINGS, INC. AND SUBSIDIARY
                 (A Development Stage Company)
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                             From
                                                          Inception
                                                            Of the
                                                         Development
                                      For The             Stage on
                                Six Months Ended      April 1, 2003
                                     June 30,                To
                                  2007       2006      June 30, 2007
                          ----------- -----------   --------------
Cash Flows from
Operating Activities:
 Net Loss                     $ (193,849) $ (219,190)     $(1,942,165)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Amortization of deferred
  compensation                         -           -           13,751
  Compensation costs of
  common stock issued to
  employees and consultants        9,500      11,750          112,480
  Cost of common stock issued
  issued to shareholders               -      16,500           16,500
  Changes in assets and
  liabilities:
   Decrease (increase)in:
   Accounts receivable                 -           -           31,250
   Prepaid expenses              (12,048)     12,066            2,640
   Deposits                            -           -             (500)
   Increase (decrease)in:
   Accounts payable and
    accrued expenses              (1,707)        374         (227,170)
                              ----------  ----------       ----------
    Net Cash Used In Operating
    Activities                  (198,104)   (178,500)      (1,993,214)
                              ----------  ----------       ----------
Net Cash Provided By
 Investing Activities                  -           -                -
                              ----------  ----------       ----------
Net Cash From Financing
Activities:                            -           -                -
                              ----------  ----------       ----------

Net Decrease
In Cash and Cash
Equivalents                     (198,104)   (178,500)      (1,993,214)

Cash and Cash Equivalents,
Beginning of Period            1,158,208   1,508,184        2,953,318
                              ----------  ----------      -----------
Cash and Cash Equivalents,
End of Period                 $  960,104  $1,329,684      $   960,104
                              ==========  ==========      ===========


These accompanying notes are an integral part of these condensed consolidated financial statements.

              TGFIN HOLDINGS, INC. AND SUBSIDIARY
                 (A Development Stage Company)
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                          (Unaudited)
                                                              From
                                                           Inception
                                                            Of the
                                                         Development
                                      For The             Stage on
                                Six Months Ended        April 1, 2003
                                       June 30,              To
                                  2007      2006         June 30, 2007
                            ----------  ----------      --------------
Cash Paid During
the Period For:
  Income Taxes              $        -  $        -      $      12,609
                            ==========  ==========      =============
  Interest                  $        -  $        -      $           -
                            ==========  ==========      =============
Supplemental
Disclosures of
Non-cash Investing and
Financing Activities:
  Common stock issued
  for accrued liabilities   $        -  $        -      $      51,230
                            ==========  ==========      =============
  Common stock issued
  for compensation          $    9,500  $   11,750      $      61,250
                            ==========  ==========      =============
  Common stock issued
  to prior shareholders     $        -  $   16,500      $      16,500
                            ==========  ==========      =============


The accompanying notes are an integral part of these condensed consolidated Financial Statements.

              TGFIN HOLDINGS, INC. AND SUBSIDIARY
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              JUNE 30, 2007 and DECEMBER 31, 2006


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

TradinGear produced trading software designed for the financial services industry. The Company's software technology was designed to provide stock exchanges and broker dealers in the securities industry the ability to offer to its customers an on-line electronic system for securities trading. The operating assets of Tradingear were sold on June 30, 2003. Consequently, effective April 1,2003 the Company reverted back to the development stage as it seeks a merger or acquisition with an operating entity.


Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2007 and the results of operations and cash flows for the Six month periods ended June 30, 2007 and 2006 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.

              TGFIN HOLDINGS, INC. AND SUBSIDIARY
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              JUNE 30, 2007 and DECEMBER 31, 2006
                          (Continued)


NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of June 30, 2007 there were no claims asserted or threatened against the Company.


Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert, the Chief Executive Officer of the Company. The agreement was for a term of Six years commencing April 1, 2003 and provided for a base annual compensation of 100,000 shares of the company's stock, $100,000 annual salary, and bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of Six years commencing October 1, 2002 and provided for a base annual salary of $100,000 and bonuses as determined by the Company's Board of Directors. Both contracts include one-year renewal clauses. No bonuses were authorized or paid in 2006 or 2005.

              TGFIN HOLDINGS, INC. AND SUBSIDIARY
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              JUNE 30, 2007 and DECEMBER 31, 2006
                          (Continued)

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at June 30, 2007. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

                                         June 30,         Estimated
                                           2007              Useful
                                       -----------           Lives
      Computer equipment               $    10,000             5
      Less: Accumulated depreciation       (10,000)
                                       -----------
                                       $         -
                                       ===========

NOTE 4:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to June 30, 2007 the Company had accumulated losses from operations of $3,019,229. No tax benefit was reported in the financial statements due to the current uncertainty of future operations.

NOTE 5:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,670,845 were outstanding at June 30, 2007.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of June 30, 2007 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at June 30, 2007 of approximately $367,640 or $7.28 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

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

The information set forth and discussed below for the Six months ended
June 30, 2007 and June 30, 2006 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended June 30, 2007 may not be indicative of results expected for the entire fiscal year ended December 31, 2006.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.


Results of Operations:

Operating costs of $108,217 for the three months ended June 30, 2007 decreased $20,703, or 16%, over those of the three months ended June 30, 2006. The results from operations for the three months ended June 30, 2007 were essentially identical to those for the three months ended June 30, 2006 except as follows:

        1. During the three months ended June 30, 2006 the company recognized a one-time charge of $16,500 for the issuance of shares to the families of investors who died in the attacks of September 11, 2001, shortly after investing and who never received their shares, and
        2. A decrease in insurance expense of $4,184, or 40%, for the three months ended June 30, 2007 over that of the three months ended June 30, 2006.

     Interest income for the three months ended June 30, 2007 of $6,150 decreased $1,460, or 19%, over that of the three months ended June 30, 2006 because of lower amounts of cash on hand.

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

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of June 30, 2007 there were no claims asserted or threatened against the Company.


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


ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

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


Date: August 13, 2007


                      TGFIN Holdings, Inc.
                      (Registrant)



                      By_/s/ Scott Emerson Lybbert_
                        Scott Emerson Lybbert, President
                        Principal Executive Officer,
                        Principal Financial Officer