Form 10QSB
period 2007-09-30
TGFIN HOLDINGS INC
filed 2007-11-07
CIK 876134

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                        __________________

                            FORM 10-QSB

                        __________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

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

  Class                            Outstanding at October 29, 2007

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

                                                                   PAGE

    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet

                  as of September 30, 2007 and Audited Consolidated

                  Balance Sheet as of December 31, 2006              4

              Unaudited Condensed Consolidated Statements of

                  Operations, for the Three and Nine Month Periods

                  Ended September 30, 2007 and 2006                  5

              Unaudited Condensed Consolidated Statements of Cash

                  Flows, for the Nine Month Periods Ended

                  September 30, 2007 and 2006                        6

              Notes to Unaudited Condensed Consolidated

                  Financial Statements                               8

        Item 2.  Management's Discussion and Analysis of Financial

                  Condition or Plan of Operation                    11

        Item 3.  Controls and Procedures                            13

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 2007

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    September 30,     December 31,

                                        2007               2006

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $   872,750      $ 1,158,208

  Prepaid expenses                         6,088               64

                                    ------------     ------------

     Total Current Assets                878,838        1,158,272

Property and equipment, net                    -                -

Deposits                                     500              500

                                    ------------     ------------

     Total Assets                   $    879,338     $  1,158,772

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued      $         -      $      2,030

    expenses

                                    ------------      -----------

     Total Current Liabilities                -             2,030

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,500 shares issued

   and outstanding                           506              506

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   22,670,845 and 22,545,845 issued and

   outstanding, respectively             226,708          225,458

 Additional paid-in-capital            3,764,407        3,756,158

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (2,035,219)      (1,748,316)

                                     -----------     ------------

     Total Stockholders' Equity          879,338        1,156,742

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $    879,338     $  1,158,772

                                     ===========     ============

These accompanying notes are integral part of these condensed consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                                    From

                                                                  Inception

                                                                   Of the

                                                                 Development

                         For the                 For the          Stage on

                    Three Months Ended        Nine Months Ended  April 1,2003

                         September 30,         September 30,    September 30,

    2007          2006        2007        2006        2007

                 ----------  -----------  ----------  ---------- ------------

REVENUES         $        -  $         -  $        -  $        -  $        -

                 ----------  -----------  ----------  ----------  ----------

OPERATING COSTS      98,940      100,222     306,152     335,466   2,156,195

                 ----------  -----------  ----------  ----------  ----------

OPERATING LOSS     (98,940)    (100,222)   (306,152)   (335,466) (2,156,195)

                 ----------  -----------  ----------  ----------  ----------

OTHER INCOME:

  INTEREST INCOME     5,885        7,027      19,248      23,081     120,975

                 ----------  -----------  ----------  ----------  ----------

TOTAL OTHER

     INCOME           5,885        7,027      19,248      23,081     120,975

                 ----------  -----------  ----------  ----------  ----------

NET LOSS        $  (93,055) $  (93,195) $ (286,904) $ (312,385)$(2,035,220)

                 ==========  ===========  ==========  ==========  ==========

 BASIC AND

 DILUTED LOSS

  PER SHARE     $     (0.00) $     (0.00) $    (0.01) $    (0.01)

                 =========== ============ =========== ===========

 Weighted Average

 Number of shares

 Outstanding     22,670,845   22,495,845  22,637,878  22,403,537

                 ==========  ===========  ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                             From

                                                          Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Nine Months Ended      April 1, 2003

                                     September 30,           To

                                  2007       2006      September 30, 2007

       ----------- -----------   --------------

Cash Flows fromOperating Activities:

 Net Loss                     $ (286,904) $ (312,385)     $(2,035,220)

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

  Changes in assets and

  liabilities:

   Decrease (increase)in:

   Accounts receivable                 -           -           31,250

   Prepaid expenses               (6,024)     22,506            8,664

   Deposits                            -           -             (500)

   Increase (decrease)in:

   Accounts payable and

    accrued expenses              (2,030)      1,084         (227,493)

                               ---------  ----------       ----------

    Net Cash Used In Operating

    Activities                  (285,458)   (260,545)      (2,080,568)

                               ---------  ----------       ----------

Net Cash Provided By

 Investing Activities                   -          -                -

                               ---------- ----------       ----------

Net Cash From Financing

Activities:                             -          -                -

                               ---------- ----------       ----------

Net Decrease

In Cash and Cash

Equivalents                      (285,458)  (260,545)      (2,080,568)

Cash and Cash Equivalents,

Beginning of Period             1,158,208  1,508,184        2,953,318

                               ---------- ----------       ----------

Cash and Cash Equivalents,

End of Period                  $  872,750 $1,247,639       $  872,750

                               ========== ==========       ==========

These accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

                                                              From

                                                           Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Nine Months Ended        April 1, 2003

                                       September 30,          To

                                  2007      2006      September 30, 2007

     ----------  ----------      --------------

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

SEPTEMBER 30, 2007 and DECEMBER 31, 2006

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

TradinGear produced trading software designed for the financial services industry. The Company's software technology was designed to provide stock exchanges and broker dealers in the securities industry the ability to offer to its customers an on-line electronic system for securities trading. The operating assets of Tradingear were sold on September 30, 2003. Consequently,

effective April 1,2003 the Company reverted back to the development stage as it seeks a merger or acquisition with an operating entity.

Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit.  They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at

September 30, 2007 and the results of operations and cash flows for the Nine month periods ended September 30, 2007 and 2006 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's

December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the respective full years.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 and DECEMBER 31, 2006

(Continued)

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2007 there were no claims asserted or threatened against the Company.

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

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 and DECEMBER 31, 2006

(Continued)

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at September 30, 2007. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

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

                                       ===========

NOTE 4:  PROVISION FOR INCOME TAXES

For the period from inception (July 7, 1999) to September 30, 2007 the Company had accumulated losses from operations of $3,112,283.  No tax benefit was reported in the financial statements due to the current uncertainty of future operations.

NOTE 5:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,670,845 were outstanding at September 30, 2007.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has

a par value of $0.01 per share.  As of September 30, 2007 there were 50,500 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15.

No dividends have been paid since March 15, 1993, resulting in dividends in arrears at September 30, 2007 of approximately $381,780 or $7.56 per share.

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

The information set forth and discussed below for the Nine months ended

September 30, 2007 and September 30, 2006 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management,

reflects all adjustments (consisting of normal recurring adjustments)

necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2007 may not be indicative of results expected for the entire fiscal year ended

December 31, 2007.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $98,940 for the three months ended September 30, 2007 decreased $1,282 or .01%, over those of the three months ended September 30, 2006. The results from operations for the three months ended September 30, 2007 were essentially identical to those for the three months ended September 30, 2006. Interest income for the three months ended September 30, 2007 of $5,885 decreased $1,142, or 16%, over that of the three months ended September 30, 2006 because of lower amounts of cash on hand.

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

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2007 there were no claims asserted or threatened against the Company.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

     None

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $381,780. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

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

Date: October  31, 2007

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer