Form 10KSB
period 2007-12-31
TGFIN HOLDINGS INC
filed 2008-04-14
CIK 876134

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ___________

                                FORM 10-KSB

                 [x] Annual Report Under Section 13 or 15(d) of

                     the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2007

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

                                                ---    ---

     State Issuer's revenues for its most recent fiscal year: 2007 - $-0-.

     State the aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $908,834 at December 31, 2007, computed at the closing quotation for the Registrant's common stock of $0.04 as of

December 31, 2007.

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: at March 15, 2008 there were

22,720,845 shares of the Registrant's Common Stock and 50,500 shares of Series

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

     Research and Product Development

     The company spent no resources on research and project development in

2007 and 2006.

     Employees

     As of December 31, 2007 and 2006, the Company had one full-time employee and two part time employees. The Company is not a party to any collective bargaining agreements.

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

ITEM 2  DESCRIPTION OF PROPERTY

     The company leases approximately 900 square feet of office space at 1517

North 260 East in North Logan, Utah for an annual rate of approximately

$9,540. The company has no ownership in real estate or buildings.  The company's lease is on a month-to-month basis and requires monthly lease payments of $795.

ITEM 3  LEGAL PROCEEDINGS

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of

December 31, 2007 there were no claims asserted or threatened against the Company.

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

                                    2007                       2006

                         High Close    Low Close      High Close  Low Close

1st  Quarter                3/32        1/16            3/32        1/16

2nd  Quarter                1/16        1/24             1/8        3/32

3rd  Quarter                3/64        1/24            3/32        1/16

4th  Quarter                3/64        1/24            3/32        1/16

Shareholders

     As of December 31, 2007, the Company had 807 record holders of its

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

Dividends are payable semi-annually on September 15 and March 15.  No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2007 of approximately $381,780 or $7.56 per share.

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

     None

Description of Securities

     Common Stock

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,720,845 were outstanding as of December 31, 2007. Holders of common stock are entitled to one vote per share.

     Preferred Stock

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has

a par value of $0.01 per share.  As of December 31, 2007 there were 50,500 shares outstanding.

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

2007. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private

Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-

looking statements. The information set forth and discussed below for the years ended December 31, 2007 and December 31, 2006 was derived from the consolidated financial statements included elsewhere herein.

RESULTS OF OPERATIONS

2007 VERSUS 2006

     Operating costs for the year ended December 31, 2007 of $423,618 decreased $13,514, or 3.1%, over those of the year ended December 31, 2006 of $437,132.  This net difference was due primarily to the following net difference:

     (1)  A one-time expense of $16,500 for shares issued to shareholders in

2006. On April 19, 2006 the Board of Directors authorized the issuance of

150,000 shares to the families of three investors, whose original capital contribution transaction with Tradingear (prior to becoming public), was complicated by the investors' deaths in the attacks of September 11, 2001. The company recognized the oversight and a current expense of $16,500 for the issuance of the shares.  The Company incurred no corresponding expense in 2007, and

     (2)  a decline in insurance expense of $7,590, or 23.7%, in 2007 versus 2006 due to lower rates and continued positive experience, and

     (3)  an increase in travel and meals and entertainment expense of $9,962, or 35% in 2007 versus 2006 due to increased incidences of off-site due diligence and increased efforts to find suitable merger candidates.

Interest income declined $6,280, or 20%, in 2007 versus 2006 due to lesser amounts invested.

Liquidity and Capital Resources:

     At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

     There were no capital expenditures in 2007 and none are planned for 2008 as long as the Company continues at its current level of operations.  Capital expenditures could be made in conjunction with a business combination or investment.

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

     ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are filed as part of this Annual

Report on Form 10-KSB.

                       TGFIN HOLDINGS, INC.

                  {A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

TGFIN Holdings, Inc.

(A Development Stage Company)

Logan, Utah

We have audited the balance sheet of TGFIN Holdings, Inc. (a Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and from inception on April 1, 2003 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGFIN Holdings, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and from inception of the development stage on April 1, 2003 through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of TGFIN Holdings Inc's internal control over financial reporting as of December 31, 2007 included in the accompanying 10-KSB and, accordingly, we do not express an opinion thereon.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 11, 2008

                           TGFIN HOLDINGS, INC.

                      (A Development Stage Company)

                      CONSOLIDATED BALANCE SHEETS

                                 December 31,     December 31,

                                     2007              2006

                                -------------     ------------

ASSETS

Current Assets:

  Cash and cash equivalents       $   767,349     $  1,158,208

  Prepaid expenses                     14,506               64

                                  -----------     ------------

     Total Current Assets             781,855        1,158,272

Property and equipment, net                 -                -

Deposits                                  500              500

                                 ------------     ------------

     Total Assets                $    782,355     $  1,158,772

                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable               $     13,201     $      2,030

  Accrued expenses                          -                -

                                 ------------     ------------

     Total Current Liabilities         13,201            2,030

                                 ------------     ------------

Stockholders' Equity:

  Preferred stock ($0.01 par value

     8% cumulative preferred stock,

     1,000,000 shares authorized,

     50,500 shares issued and

     outstanding as of December 31,

     2007 and 2006 respectively)          506              506

  Common stock ($.01 par value,

     50,000,000 shares authorized,

     22,720,845 and 22,545,845 shares

     issued and outstanding at

     December 31, 2007, and 2006

     respectively)                    227,208          225,458

  Additional paid-in-capital        3,765,908        3,756,158

  Retained deficit prior to

   development stage               (1,077,064)      (1,077,064)

  Retained deficit during

   development stage               (2,147,404)      (1,748,316)

                                 ------------     ------------

     Total Stockholders' Equity       769,154        1,156,742

                                 ------------     ------------

     Total Liabilities and

     Stockholders' Equity        $    782,355     $  1,158,772

                                 ============     ============

These accompanying notes are integral part of these consolidated financial statements.

                          TGFIN HOLDINGS, INC.

                     (A Development Stage Company)

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         From

                                                      Inception

                                                        Of the

                                                      Development

                                  For the               Stage on

                               Years Ended           April 1, 2003

                               December 31,                To

                             2007          2006     December 31, 2007

REVENUES                  $        -    $         -   $        -

                          ----------    -----------   ----------

OPERATING COSTS              423,618        437,132    2,273,661

                          ----------    -----------   ----------

OPERATING LOSS              (423,618)      (437,132)  (2,273,661)

                          ----------    -----------   ----------

OTHER INCOME:

  INTEREST INCOME             24,530         30,810      126,257

                          ----------    -----------   ----------

    TOTAL OTHER INCOME        24,530         30,810      126,257

                          ----------    -----------   ----------

 NET LOSS                 $ (399,088)   $  (406,322) ($2,147,404)

                          ==========    ===========   ==========

 BASIC AND

 DILUTED LOSS

 PER SHARE:               $     (.02)   $      (.02)

                          ==========    ===========

 Weighted Average

 Number of shares

 Outstanding              22,658,790     22,412,283

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

Net loss from operations

for year ended December

31, 2006                              -           -             -           -

                           ------------  ----------   -----------   ---------

Balances December 31, 2006       50,500  $      506    22,545,845  $  225,458

Common stock issued for

 compensation                         -           -       175,000       1,750

Net loss from operations

for year ended December

31, 2007                            -           -             -           -

                           ------------  ----------   -----------   ---------

Balances December 31, 2007       50,500  $      506    22,720,845  $  227,208

                             ==========  ==========   ===========  ==========

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

Net loss from operations

for year ended December

31, 2006                              -      (406,322)      (406,322)

                            -----------    ----------     ----------

Balances December 31, 2006    3,756,158    (2,825,380)     1,156,742

Common stock issued for

 compensation                     9,750             -         11,500

Net loss from operations

for year ended December

31, 2007                              -      (399,088)      (399,088)

                            -----------    ----------     ----------

Balances December 31, 2007  $ 3,765,908    (3,224,468)       769,154

                            ===========   ============    ==========

                        TGFIN HOLDINGS, INC.

                    (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS

 From

Inception

Of the

Development

For the               Stage on

Years Ended           April 1, 2003

December 31,                To

   2007           2006       December 31, 2007

                               ----------     ----------      -----------

Cash Flows from

Operating activities:

 Net Income(Loss)          $     (399,088)   $  (406,322)    $ (2,147,404)

 Adjustments to reconcile

 Net income loss to net

 cash used in operating

 activities:

  Amortization of deferred

  compensation                          -              -           13,751

  Compensation costs of

  common stock issued

  to employees and consultants     11,500         14,750          114,480

 Cost of common stock issued

  to shareholders                       -         16,500           16,500

  Changes in assets and

  liabilities

   Decrease (increase) in:

   Accounts receivable                                 -           31,250

   Prepaid expenses               (14,442)        23,066              246

   Deposits                             -              -             (500)

   Increase (decrease)in:

   Accounts payable and

   accrued expenses                11,171          2,030         (214,292)

                                ----------    ----------       ----------

    Net cash used in Operating

    Activities                   (390,859)      (349,976)      (2,185,969)

                                ----------    ----------       ----------

Net cash provided by

investing activities                     -             -                -

                                ----------    ----------       ----------

Net cash from financing

Activities                               -             -                -

                                ----------    ----------       ----------

Net Increase (Decrease)

in Cash and Cash

Equivalents                      (390,859)      (349,976)      (2,185,969)

Cash and Cash Equivalents,

beginning of year                1,158,208     1,508,184        2,953,318

                                ----------    ----------       ----------

Cash and Cash Equivalents,

end of year                        767,349    $1,158,208       $  767,349

                                ==========    ==========       ==========

These accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.

                  (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

                                                         From

                                                      Inception

                                                        Of the

                                                      Development

                                  For the               Stage on

                               Years Ended           April 1, 2003

                               December 31,                To

                             2007         2006     December 31, 2007

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

                               ==========   ==========      ==========

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

                        DECEMBER 31, 2007

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

"Software Revenue Recognition."  Accordingly the Company recognized its

                       TGFIN HOLDINGS, INC.

               (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007

                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

                       TGFIN HOLDINGS, INC.

                (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007

                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                       TGFIN HOLDINGS, INC.

                (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007

                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

The Companies operations have not changed significantly compared to prior years.  The Companies tax position taken in prior years for deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Management reviews these items regularly in light of changes in tax laws and court rulings at both federal and state levels.

The Company has adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Colorado.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

                       TGFIN HOLDINGS, INC.

                (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007

                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

The company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on July 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which seeks to standardize practices associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Adoption of FASB Interpretation No. 48 had no material effect upon the company’s consolidated financial statements. See Footnote No. 5, “Provision for Income Taxes,” for additional information.

Financial Accounting Standards No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

                       TGFIN HOLDINGS, INC.

                (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007

                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for the company begins with our 2008 fiscal year. The company does not expect to elect the fair value measurement option for any financial assets or liabilities at the present time.

Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will significantly change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the company begins with the 2009 fiscal year. The Company does not anticipate adoption of this standard will have a material impact on its 2007 consolidated financial statements.

Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51”

On December 4, 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51” (“FAS No. 160”). FAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. FAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

                       TGFIN HOLDINGS, INC.

                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007

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

$100,000. At December 31, 2007 the company had $742,249.34 in one account.

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

Nevertheless, there was neither an allowance for doubtful accounts nor an accounts receivable balance at either December 31, 2007 or 2006.

4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consisted of the following at:

                                                                 Estimated

                                                December 31,      Useful

                                              2007      2006      Lives

          Computer equipment              $ 10,000  $  10,000        5

          Office equipment                       -          -        5

          Leasehold improvements                 -          -        5

                                          --------  ---------

                                            10,000     10,000

          Less: Accumulated depreciation   (10,000)   (10,000)

                                          --------  ---------

                                          $      -  $       -

                                          ========  =========

                       TGFIN HOLDINGS, INC.

                 (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007

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

     Net deferred tax assets consist of the following components as of

     December 31, 2007 and 2006:

                                   2007            2006

     Deferred tax assets:

          NOL Carryover       $ 1,187,500      $1,040,410

     Deferred tax liabilities:          -               -

     Valuation allowance       (1,187,500)     (1,040,410)

                              -----------       ---------

     Net deferred tax asset   $         -       $       -

                              ===========       =========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

                                        2007           2006

     Book Income                     $ (155,650)  $ (158,465)

     Meals and Entertainment              4,080        2,145

     Stock for Services                   4,480       12,190

     Valuation Allowance                147,090      144,130

                                     ----------   ----------

                                     $        -   $        -

                                     ==========   ==========

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $3,000,000 that may be offset against future taxable income from the year 2007 through 2027.  No tax benefit has been reported in the December

31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                       TGFIN HOLDINGS, INC.

                 (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007

                           (Continued)

6.  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of December 31, 2007 and 2006 and changes during the years then ended, is presented below:

                              2007                 2006

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

Directors. No bonuses were authorized or paid in 2007 or 2006.

                       TGFIN HOLDINGS, INC.

                 (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007

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

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of December 31, 2007, there were 50,500 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.

Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at

December 31, 2007 of approximately $381,780 or $7.56 per share.  Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option,

redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated

value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common

Shares on a one share of Preferred Stock for two shares of Common Stock basis.

The potential liability for dividends in arrears is contingent upon the

Company's declaration of a dividend. The Company has represented that it does not intend to declare a dividend.

On January 1, April 1 and October 1, 2007, the Company issued 175,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance, ranging between $.04 and $.08 per share, resulting in current year compensation expense of $11,500.

On January 1, April 1 and October 1, 2006, the Company issued 175,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance, ranging between $.06 and $.10 per share, resulting in compensation expense of $14,750.

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

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND

FINANCIAL DISCLOSURE

None

ITEM 8A  CONTROLS AND PROCEDURES

 Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-KSB a report on the effectiveness of our internal control over financial reporting.

Management of TGFIN Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of TGFIN Holdings, Inc.;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of TGFIN Holdings, Inc. are being made only in accordance with authorizations of management and directors of TGFIN Holdings, Inc.; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TGFIN Holdings, Inc.’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Based on our assessment and those criteria, our management believes that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for TGFIN Holdings, Inc. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of TGFIN Holdings, Inc., together with its consolidated subsidiary (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2007 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management believes that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

                            PART III

     ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Directors and executive officers

     The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    S. Emerson Lybbert          50           Chairman, President

    Marni Gaer                  41            Director, Secretary

    Aaron Etra                  67            Director

     The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the

Board of Directors. During the fiscal year ended December 31, 2007 there was one meeting of the Board of Directors, at which all Board members were in attendance.

S. Emerson Lybbert - Chairman of the Board, President

     Scott Emerson Lybbert, 50 years old, was appointed CEO and Chairman of

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

Law at Columbia University in 1965, L.L.M. in Law at New York University in

1966, a B.A. in Political Science and Economics at Yale University in 1962 and

he attended the Hague Academy of International Law during the summers of 1964-

65.

Involvement in certain legal proceedings by Officers and Directors

     None

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as

amended.

     The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of

1934, as amended, for the fiscal year ended December 31, 2007

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

                         Annual Compensation

                    ____________________________

(a)       (b)       (c)       (d)       (e)

                                             Long-term compensation

Name and                                     ____(f)________(h)______

Principal                                    Restricted      Other

Position    Year        Salary   Bonus   Other Stock Awards

----------- ----      --------   -----   ----- ------------------------

S. Emerson

 Lybbert    2007      $100,000    -0-  $  -0-   $ 8,000     -0-

 Chairman   2006       100,000    -0-     -0-    10,000     -0-

 CEO        2005       100,000    -0-     -0-     8,000     -0-

Marni Gaer  2007      $100,000    -0-     -0-   $ 2,000     -0-

Director,   2006       100,000    -0-     -0-     3,000     -0-

Counsel     2005       100,000    -0-     -0-     5,000     -0-

Aaron Etra  2007      $   -0-     -0-     -0-   $ 1,500     -0-

Director    2006          -0-     -0-     -0-     1,750     -0-

            2005          -0-     -0-     -0-     2,250     -0-

    Other Items

    There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2007 by any Named Executive Officer.

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

            Shares Acquired      Value         Exercisable/  Exercisable/

     Name  on Exercise (#)     Realized($)   Unexercisable  Unexercisable

    S. Emerson Lybbert

    (Chairman)

       2007   -0-               -0-                   0/0     $0/0

       2006   -0-               -0-                   0/0     $0/0

    Marni Gaer

    (Director)

       2007   -0-               -0-                   0/0     $0/0

       2006   -0-               -0-                   0/0     $0/0

    Aaron Etra

    (Director)

       2007   -0-               -0-                   0/0     $0/0

       2006   -0-               -0-                   0/0     $0/0

     Director Compensation

     At the discretion of the Board of Directors, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director.  No options were granted to Directors or

Officers during the fiscal years ended December 31, 2007 or 2006.

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

    ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2007 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred

Stock (the "Preferred Stock") owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's

Common Stock and Preferred Stock, by each director and each officer of the

Company and by all officers and directors as a group.  Unless otherwise indicated, all personshave sole voting and investment power over such shares, subject to community property laws.

                                                   Voting

    Name and                   Number             Power and

    Address of              of shares             Percent of

    Beneficial            of outstanding          outstanding

    Owner\Identity           Common               Common

    of Group (1)              Stock                Stock

    Samuel Gaer                6,675,000              29.4%

    1517 North 260 East

    North Logan, UT  84341

    Marni Gaer (2) *           2,200,000               9.7%

    1517 North 260 East

    North Logan, UT  84341

    Ronald Comerchero          2,075,000               9.1%

    205 Third Avenue, 7K

    New York, NY 10003

    Kim Hemphill (3)           1,950,351               8.6%

    16006 East Jacobs Road

    Spokane, WA  99217

    Bruce Frank                1,710,584               7.5%

    238 Christopher Street

    Montclair, NJ 07043

    Global Net Financial       1,338,889               5.9%

    7284 West Palmetto Pk. Rd.

    Suite 120

    Boca Raton, FL  33433

    Norman Fuchs                 975,689               4.3%

    5 Flagpole Lane

    East Setauket, NY 11733

    S. Emerson Lybbert *         644,479               2.8%

    1517 North 260 East

    North Logan, UT  84341

    Aaron Etra *                 173,907                .8%

    1350 Ave of Americas

    29th Floor

    New York, NY  10019

    All executive officers

    and directors as a

    group (3 persons)          3,018,386              12.8%

(1)  Unless otherwise indicated, each person named in the table exercises sole voting and investment power with  respect to all shares beneficially owned. As at the date hereof, TGFIN Holdings, Inc. had outstanding 22,720,845 shares of its common stock.

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

            None

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

     Aggregate fees for professional services rendered for the Company by

HJ & Associates, LLC for the years ended December 31, 2007 and 2004 are set forth below.

                              YEAR 2007 YEAR 2006

AUDIT FEES                    $  13,890 $  11,446

AUDIT-RELATED FEES            $       - $       -

TAX FEES                      $     570 $     770

ALL OTHER FEES                $       - $       -

                              --------- ---------

TOTAL                         $  14,460 $  12,216

                              ========= =========

     Audit Fees for the fiscal years ended December 31, 2007 and 2006 were for the audits of the consolidated financial statements of the Company,

quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.  Amounts included are for the respective year's audit work.

     Audit-Related Fees as of the years ended December 31, 2007 and 2006 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

     Tax Fees as of the years ended December 31, 2007 and 2006 were for professional services related to tax compliance, tax authority audit support and tax planning.  Amounts are included in the year billed.

     As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01 (c) (7) (i) (C) under Regulation S-X.

        Signatures

    /s/ S. Emerson Lybbert         Chairman of the Board, Director

    -------------------------

    S. Emerson Lybbert

    /s/ Marni Gaer                 Director

    -------------------------

    Marni Gaer

    /s/ Aaron Etra                 Director

    -------------------------

    Aaron Etra

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 11, 2008

                         TGFIN Holdings, Inc.

                         (Registrant)

                         By/s/ S. Emerson Lybbert

                           ----------------------------

                           S. Emerson Lybbert, President

                           Principal Executive Officer,

                           Principal Financial Officer