Form 10-Q
period 2008-03-31
TGFIN HOLDINGS INC
filed 2008-05-14
CIK 876134

QUARTERLY REPORT ON FORM 10Q FOR THE QUARTER ENDED MARCH 31, 2008

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                        __________________

                            FORM 10-Q

                        __________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008

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

Yes   x      No

     ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                            Outstanding at March 31, 2008

Common stock, $.01 par value                    22,745,845

Transitional Small Business Disclosure Format (Check one)

       Yes         No   X

PLEASE ADDRESS ALL CORRESPONDENCE TO:     Mark Gasarch, Esq.

                                          150 East 58th Street

                                          34th floor

                                          New York, New York 10155

                                          (212) 956-9595


               TGFIN HOLDINGS, INC. AND SUBSIDIARY

                        TABLE OF CONTENTS

                                                                   PAGE

    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet

                  as of March 31, 2008 and Audited Consolidated

                  Balance Sheet as of December 31, 2007              3

              Unaudited Condensed Consolidated Statements of

                  Operations, for the Three Month Periods

                  Ended March 31, 2008 and 2007                      4

              Unaudited Condensed Consolidated Statements of Cash

                  Flows, for the Three Month Periods Ended

                  March 31, 2008 and 2007                            5

              Notes to Unaudited Condensed Consolidated

                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial

                  Condition or Plan of Operation                    10

        Item 3.  Controls and Procedures                            12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2008

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                      March 31,       December 31,

                                        2008               2007

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $   660,598          767,349

  Prepaid expenses                        18,108           14,506

                                    ------------     ------------

     Total Current Assets                678,706          781,855

Property and equipment, net                    -                -

Deposits                                     500              500

                                    ------------     ------------

     Total Assets                   $    679,206     $    782,355

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued      $     33,439     $     13,201

    expenses

                                    ------------      -----------

     Total Current Liabilities            33,439           13,201

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,500 shares issued

   and outstanding                           506              506

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   22,745,845 and 22,720,845 issued and

   outstanding, respectively             227,458          227,208

 Additional paid-in-capital            3,766,533        3,765,908

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (2,271,666)      (2,147,404)

                                     -----------     ------------

     Total Stockholders' Equity          645,767          769,154

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $    679,206     $    782,355

                                     ===========     ============

These accompanying notes are integral part of these condensed consolidated financial statements.

                 TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                        From

                                                      Inception

                                                        Of the

                                                      Development

                                  For the               Stage on

                             Three Months Ended      April 1, 2003

                                 March 31,                To

                             2008          2007     March 31, 2008

REVENUES                  $        -    $         -   $        -

                          ----------    -----------   ----------

OPERATING COSTS              128,373         98,995    2,402,034

                          ----------    -----------   ----------

OPERATING LOSS              (128,373)       (98,995)  (2,402,034)

                          ----------    -----------   ----------

OTHER INCOME:

  INTEREST INCOME              4,111          7,213      130,368

                          ----------    -----------   ----------

    TOTAL OTHER INCOME         4,111          7,213      130,368

                          ----------    -----------   ----------

 NET LOSS                 $ (124,262)   $   (91,782) $(2,271,666)

                          ==========    ===========   ==========

 BASIC AND

 DILUTED INCOME

  LOSS PER SHARE:         $    (0.01)   $     (0.00)

                          ==========    ===========

 Weighted Average

 Number of shares

 Outstanding              22,745,845     22,570,845

                          ==========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                             From

                                                          Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Three Months Ended      April 1, 2003

                                     March 31,                To

                                  2008       2007      March 31, 2008

Cash Flows from

Operating Activities:

 Net Loss                     $ (124,262) $  (91,782)     $(2,271,666)

 Adjustments to reconcile

 net loss to net cash used

 in operating activities:

  Amortization of deferred

  compensation                         -           -           13,751

  Compensation costs of

  common stock issued to

  employees and consultants          875       1,500          115,355

  Cost of common stock issued

  issued to shareholders               -           -           16,500

  Changes in assets and

  liabilities:

   Decrease (increase)in:

   Accounts receivable                 -           -           31,250

   Prepaid expenses               (3,602)    (18,071)          (3,356)

   Deposits                            -           -             (500)

   Increase (decrease)in:

   Accounts payable and

    accrued expenses              20,238       2,305         (194,054)

                              ----------  ----------       ----------

    Net Cash Used In Operating

    Activities                  (106,751)   (106,048)      (2,292,720)

                              ----------  ----------       ----------

Net Cash Provided By

 Investing Activities                  -           -                -

                              ----------  ----------       ----------

Cash Flows From Financing

Activities:                            -           -                -

                              ----------  ----------       ----------

Net Decrease

In Cash and Cash

Equivalents                     (106,751)   (106,048)      (2,292,720)

Cash and Cash Equivalents,

Beginning of Period              767,349   1,158,208        2,953,318

                              ----------  ----------      -----------

Cash and Cash Equivalents,

End of Period                 $  660,598  $1,052,160      $   660,598

                              ==========  ==========      ===========

These accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

                                                              From

                                                           Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Three Months Ended        April 1, 2003

                                       March 31,              To

                                  2008      2007         March 31, 2008

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

MARCH 31, 2008 and DECEMBER 31, 2007

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

March 31, 2008 and the results of operations and cash flows for the three month periods ended March 31, 2008 and 2007 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's

December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 and DECEMBER 31, 2007

(Continued)

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2008 there were no other claims asserted or threatened against the Company.

Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert,

the Chief Executive Officer of the Company.  The agreement was for a term of three years commencing April 1, 2003 and provided for a base annual compensation of 100,000 shares of the company's stock, $100,000 annual salary, and bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years commencing October 1, 2002 and provided for a base annual salary of $100,000 and bonuses as determined by the Company's Board of Directors.  Both contracts include one-year renewal clauses. No bonuses were authorized or paid in 2007 or 2006.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at March 31, 2008. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

                                         March 31,         Estimated

                                           2008              Useful

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

                                       ===========

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 and DECEMBER 31, 2007

(Continued)

NOTE 4:  PROVISION FOR INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of Utah. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Included in the balance at March 31, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 5:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,745,845 were outstanding at March 31, 2008.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of March 31, 2008 there were 50,500 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at March 31, 2008 of approximately $395,920 or $7.84 per share.

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

  PART 1 FINANCIAL INFORMATION (Continued)

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended December 31, 2007. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three months ended March 31, 2008 and March 31, 2007 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments)necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2008 may not be indicative of results expected for the entire fiscal year ended December 31, 2008.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $124,262 for the three months ended March 31, 2008 increased $29,378, or 29.7%, over those of the three months ended March 31, 2007 due primarily to an increase in travel expense (including meals and entertainment)of $22,279 or 409% due to a marked increase in off-site due diligence, merger candidate meetings and evaluations. Interest income of $4,111 decreased $3,102 or 43%, over that of the three months ended March 31, 2007 because of lower amounts of cash on hand and lower interest rates.

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

  ITEM 3: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2008 there were no other claims asserted or threatened against the

Company.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

     None

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $395,920. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Submission of Matters to a Vote of Security Holders

 No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

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

Date: May 14, 2008

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer