Form 10-Q
period 2008-06-30
TGFIN HOLDINGS INC
filed 2008-08-13
CIK 876134

QUARTERLY REPORT ON FORM 10Q FOR THE QUARTER ENDED JUNE 30, 2008

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                        __________________

                            FORM 10-Q

                        __________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                  Accelerated filer [  ]

Non-accelerated filer [  ]                    Smaller reporting company [X]

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

Yes   x      No

     ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                            Outstanding at August 6, 2008

Common stock, $.01 par value                    22,845,845

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

                                                                   PAGE

    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet

                  as of June 30, 2008 and Audited Consolidated

                  Balance Sheet as of December 31, 2007              3

              Unaudited Condensed Consolidated Statements of

                  Operations, for the Three and Six Month Periods

                  Ended June 30, 2008 and 2007                       4

              Unaudited Condensed Consolidated Statements of Cash

                  Flows, for the Six Month Periods Ended

                  June 30, 2008 and 2007                             5

              Notes to Unaudited Condensed Consolidated

                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial

                  Condition or Plan of Operation                    10

        Item 3.  Controls and Procedures                            11

    PART II. OTHER INFORMATION                                      12

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2008

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                      June 30,       December 31,

                                        2008               2007

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $   530,577          767,349

  Prepaid expenses                        12,084           14,506

                                    ------------     ------------

     Total Current Assets                542,661          781,855

Property and equipment, net                    -                -

Deposits                                     500              500

                                    ------------     ------------

     Total Assets                   $    543,161     $    782,355

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued      $      3,096     $     13,201

    expenses

                                    ------------      -----------

     Total Current Liabilities             3,096           13,201

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,500 shares issued

   and outstanding                           506              506

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   22,845,845 and 22,720,845 issued and

   outstanding, respectively             228,458          227,208

 Additional paid-in-capital            3,770,532        3,765,908

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (2,382,367)      (2,147,404)

                                     -----------     ------------

     Total Stockholders' Equity          540,065          769,154

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $    543,161     $    782,355

                                     ===========     ============

These accompanying notes are integral part of these condensed consolidated financial statements.

                 TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                                    From

                                                                  Inception

                                                                   Of the

                                                                 Development

                         For the                 For the          Stage on

                    Three Months Ended        Six Months Ended  April 1, 2003

                         June 30,                June 30,             To

                    2008          2007        2008        2007  June 30, 2008

                 ----------  -----------  ----------  ---------- ------------

REVENUES         $        -  $         -  $        -  $        -  $        -

                 ----------  -----------  ----------  ----------  ----------

OPERATING COSTS     113,146      108,217     241,519     207,212   2,515,180

                 ----------  -----------  ----------  ----------  ----------

OPERATING LOSS     (113,146)    (108,217)   (241,519)   (207,212) (2,515,180)

                 ----------  -----------  ----------  ----------  ----------

OTHER INCOME:

  INTEREST INCOME     2,445        6,150       6,556      13,363     132,813

                 ----------  -----------  ----------  ----------  ----------

TOTAL OTHER

     INCOME           2,445        6,150       6,556      13,363     132,813

                 ----------  -----------  ----------  ----------  ----------

NET LOSS        $  (110,701) $  (102,067) $ (234,963) $ (193,849)$(2,382,367)

                 ==========  ===========  ==========  ==========  ==========

 BASIC AND

 DILUTED LOSS

  PER SHARE     $     (0.00) $     (0.00) $    (0.01) $    (0.01)

                 ==========  ===========  ==========  ==========

 Weighted Average

 Number of shares

 Outstanding     22,845,845   22,464,526  22,795,845  22,620,845

                 ==========  ===========  ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                             From

                                                          Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Six Months Ended       April 1, 2003

                                     June 30,                To

                                  2008       2007      June 30, 2008

Cash Flows from

Operating Activities:

 Net Loss                     $ (234,964) $ (193,849)     $(2,382,367)

 Adjustments to reconcile

 net loss to net cash used

 in operating activities:

  Amortization of deferred

  compensation                         -           -           13,751

  Compensation costs of

  common stock issued to

  employees and consultants        5,875       9,500          120,355

  Cost of common stock issued

  issued to shareholders               -           -           16,500

  Changes in assets and

  liabilities:

   Decrease (increase)in:

   Accounts receivable                 -           -           31,250

   Prepaid expenses                2,422     (12,048)           2,668

   Deposits                            -           -             (500)

   Increase (decrease)in:

   Accounts payable and

    accrued expenses             (10,105)      1,707         (224,398)

                              ----------  ----------       ----------

    Net Cash Used In Operating

    Activities                  (236,772)   (198,104)      (2,422,741)

                              ----------  ----------       ----------

Net Cash Provided By

 Investing Activities                  -           -                -

                              ----------  ----------       ----------

Cash Flows From Financing

Activities:                            -           -                -

                              ----------  ----------       ----------

Net Decrease

In Cash and Cash

Equivalents                     (236,772)   (198,104)      (2,422,741)

Cash and Cash Equivalents,

Beginning of Period              767,349   1,158,208        2,953,318

                              ----------  ----------      -----------

Cash and Cash Equivalents,

End of Period                 $  530,577  $  960,104      $   530,577

                              ==========  ==========      ===========

These accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

                                                              From

                                                           Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                 Six Months Ended        April 1, 2003

                                       March 31,              To

                                  2008      2007         June 30, 2008

Cash Paid During

the Period For:

  Income Taxes              $        -  $        0      $      12,609

                            ==========  ==========      =============

  Interest                  $        -  $        -      $           -

                            ==========  ==========      =============

Supplemental

Disclosures of

Non-cash Investing and

Financing Activities:

  Common stock issued

  for accrued liabilities   $        -  $        -      $      51,230

                            ==========  ==========      =============

  Common stock issued

    $    5,875  $    9,500      $      69,125

  For compensation

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

JUNE 30, 2008 and DECEMBER 31, 2007

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

June 30, 2008 and the results of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's

December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 and DECEMBER 31, 2007

(Continued)

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of June 30, 2008 there were no other claims asserted or threatened against the Company.

Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert,

the Chief Executive Officer of the Company.  The agreement was for a term of three years commencing April 1, 2003 and provided for a base annual compensation of 100,000 shares of the company's stock, $100,000 annual salary, and bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years commencing October 1, 2002 and provided for a base annual salary of $100,000 and bonuses as determined by the Company's Board of Directors.  Both contracts include one-year renewal clauses. No bonuses were authorized or paid in 2008 or 2007.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at June 30, 2008. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

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

JUNE 30, 2008 and DECEMBER 31, 2007

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

Included in the balance at June 30, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 5:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,845,845 were outstanding at June 30, 2008.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of June 30, 2008 there were 50,500 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at June 30, 2008 of approximately $395,920 or $7.84 per share.

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

PART 1 FINANCIAL INFORMATION (Continued)

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-KSB for the year ended December 31, 2007. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three and six months ended June 30, 2008 and June 30, 2007 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments)necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended June 30, 2008 may not be indicative of results expected for the entire fiscal year ended December 31, 2008.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $113,146 for the three months ended June 30, 2008 increased $4,929, or 4.6%, over those of the three months ended June 30, 2007 due primarily to an increase in accounting and legal fees of $7,377 or 73% principally as a result of increased auditing and reporting requirements required by the Sarbanes-Oxley Act of 2002 for small company filers for 2007 and 2008. Interest income of $2,445 decreased $3,705 or 60%, over that of the three months ended June 30, 2007 because of lower amounts of cash on hand.

Operating costs of $241,519 for the six months ended June 30, 2008 increased $34,307 or 16.6%, over those of the six months ended June 30, 2007 due primarily to an increase in travel expense of $23,057 or 167% due to a marked increase in off-site due diligence, merger candidate meetings and evaluations, and an increase in accounting and legal fees of $9,671 or 47% principally as a result of increased auditing and reporting requirements required by the Sarbanes-Oxley Act of 2002 for small company filers for 2007 and 2008. Interest income of $6,556 decreased $6,807 or 51%, over that of the six months ended June 30 2007 because of lower amounts of cash on hand.

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

  ITEM 3: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and                                 11

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of June 30, 2008 there were no other claims asserted or threatened against the

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

 No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

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

Date: August 13, 2008

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer