Form 10-Q
period 2008-09-30
TGFIN HOLDINGS INC
filed 2008-10-31
CIK 876134

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                        __________________

                            FORM 10-Q

                        __________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2008

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

Yes   x      No

     ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                            Outstanding at October 29, 2008

Common stock, $.01 par value                    22,970,845

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

                                                                   PAGE

    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet

                  as of September 30, 2008 and Audited Consolidated

                  Balance Sheet as of December 31, 2007              4

              Unaudited Condensed Consolidated Statements of

                  Operations, for the Three and Nine Month Periods

                  Ended September 30, 2008 and 2007                  5

              Unaudited Condensed Consolidated Statements of Cash

                  Flows, for the Nine Month Periods Ended

                  September 30, 2008 and 2007                        6

              Notes to Unaudited Condensed Consolidated

                  Financial Statements                               8

        Item 2.  Management's Discussion and Analysis of Financial

                  Condition or Plan of Operation                    11

        Item 3.  Controls and Procedures                            13

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 2008

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    September 30,     December 31,

                                        2008              2007

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $   418,655      $   767,349

  Prepaid expenses                         7,820           14,506

                                    ------------     ------------

     Total Current Assets                426,475          781,855

Property and equipment, net                    -                -

Deposits                                     500              500

                                    ------------     ------------

     Total Assets                   $    426,975     $    782,355

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued      $        316     $     13,201

    expenses

                                    ------------      -----------

     Total Current Liabilities               316           13,201

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,500 shares issued

   and outstanding                           506              506

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   22,970,845 and 22,720,845 issued and

   outstanding, respectively             229,708          227,208

 Additional paid-in-capital            3,774,282        3,765,908

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (2,500,773)      (2,147,404)

                                     -----------     ------------

     Total Stockholders' Equity          426,659          769,154

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $    426,975     $    782,355

                                     ===========     ============

These accompanying notes are integral part of these condensed consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                                    From

                                                                  Inception

                                                                   Of the

                                                                 Development

                         For the                 For the          Stage on

                    Three Months Ended        Nine Months Ended  April 1,2003

                       September 30,            September 30,    September 30,

            2008          2007        2008        2007        2008

                 ----------  -----------  ----------  ---------- ------------

REVENUES         $        -  $         -  $        -  $        -  $        -

                 ----------  -----------  ----------  ----------  ----------

OPERATING COSTS     120,208       98,940     361,727     306,152   2,635,388

                 ----------  -----------  ----------  ----------  ----------

OPERATING LOSS     (120,208)     (98,940)   (361,727)   (306,152) (2,635,388)

                 ----------  -----------  ----------  ----------  ----------

OTHER INCOME:

  INTEREST INCOME     1,802        5,885       8,358      19,248     134,615

                 ----------  -----------  ----------  ----------  ----------

TOTAL OTHER

     INCOME           1,802        5,885       8,358      19,248     134,615

                 ----------  -----------  ----------  ----------  ----------

NET LOSS        $  (118,406) $   (93,055) $ (353,369) $ (286,904)$(2,500,773)

                 ==========  ===========  ==========  ==========  ==========

 BASIC AND

 DILUTED LOSS

  PER SHARE     $     (0.01) $     (0.00) $    (0.02) $    (0.01)

                 =========== ============ =========== ===========

 Weighted Average

 Number of shares

 Outstanding     22,860,189   22,670,845  22,810,189  22,637,878

                 ==========  ===========  ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                             From

                                                          Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Nine Months Ended      April 1, 2003

                                     September 30,           To

                                  2008       2007      September 30, 2008

                  ----------- -----------   --------------

Cash Flows from Operating Activities:

 Net Loss                     $ (353,369) $ (286,904)     $(2,500,773)

 Adjustments to reconcile

 net loss to net cash used

 in operating activities:

  Amortization of deferred

  compensation                         -           -           13,751

  Compensation costs of

  common stock issued to

  employees and consultants       10,875       9,500          125,355

  Cost of common stock issued

  issued to shareholders               -           -           16,500

  Changes in assets and

  liabilities:

   Decrease (increase)in:

   Accounts receivable                 -           -           31,250

   Prepaid expenses                6,686      (6,024)           6,932

   Deposits                            -           -             (500)

   Increase (decrease)in:

   Accounts payable and

    accrued expenses             (12,886)     (2,030)        (227,178)

                               ---------  ----------       ----------

    Net Cash Used In Operating

    Activities                  (348,694)   (285,458)      (2,534,663)

                               ---------  ----------       ----------

Net Cash Provided By

 Investing Activities                   -          -                -

                               ---------- ----------       ----------

Net Cash From Financing

Activities:                             -          -                -

                               ---------- ----------       ----------

Net Decrease

In Cash and Cash

Equivalents                      (348,694)  (285,458)      (2,534,663)

Cash and Cash Equivalents,

Beginning of Period               767,349  1,158,208        2,953,318

                               ---------- ----------       ----------

Cash and Cash Equivalents,

End of Period                  $  418,655 $  872,750       $  418,655

                               ========== ==========       ==========

These accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

                                                              From

                                                           Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Nine Months Ended        April 1, 2003

                                  September 30,                To

                                  2008      2007      September 30, 2008

                ----------  ----------      --------------

Cash Paid During

the Period For:

  Income Taxes              $        -  $        -      $      12,609

                            ==========  ==========      =============

  Interest                  $        -  $        -      $           -

                            ==========  ==========      =============

Supplemental

Disclosures of

Non-cash Investing and

Financing Activities:

  Common stock issued

  for accrued liabilities   $        -  $        -      $      51,230

                            ==========  ==========      =============

  Common stock issued

  for compensation          $   10,875  $    9,500      $      72,125

                            ==========  ==========      =============

  Common stock issued

  to prior shareholders     $        -  $        -      $      16,500

                            ==========  ==========      =============

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and DECEMBER 31, 2007

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

September 30, 2008 and the results of operations and cash flows for the nine month periods ended September 30, 2008 and 2007 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's

December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and DECEMBER 31, 2007

(Continued)

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2008 there were no claims asserted or threatened against the Company.

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at September 30, 2008. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

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

SEPTEMBER 30, 2008 and DECEMBER 31, 2007

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

Included in the balance at September 30, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 5:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 22,970,845 were outstanding at September 30, 2008.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of September 30, 2008 there were 50,500 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at September 30, 2008 of approximately $410,060 or $8.12 per share.

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

PART 1 FINANCIAL INFORMATION (Continued)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2007. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the Nine months ended

September 30, 2008 and September 30, 2007 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management,

reflects all adjustments (consisting of normal recurring adjustments)necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2008 may not be indicative of results expected for the entire fiscal year ended December 31, 2008.

Liquidity and Capital Resources:

At its current level of operations, the Company has more than adequate liquidity and capital resources for the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $120,208 for the three months ended September 30, 2008 increased $21,268 or 21%, over those of the three months ended September 30, 2007. The results from operations for the three months ended September 30, 2008 were essentially identical to those for the three months ended September 30, 2007 except for an increase in travel expenses of $19,271 or 350% due primarily to auto repairs and increased incidences of off-site due diligence, candidate qualification, and efforts to find suitable merger candidates. Interest income for the three months ended September 30, 2008 of $1,802 decreased $4,083, or 69%, over that of the three months ended September 30, 2007 because of lower amounts of cash on hand.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2008 there were no claims asserted or threatened against the Company.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

     None

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $410,060. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

Date: October 31, 2008

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer