Form 10-K
period 2008-12-31
TGFIN HOLDINGS INC
filed 2009-03-30
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT of 1934

                   For the fiscal year ended: December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

    For the transition period from       to

                      Commission file Number: 0-19470

                            TGFIN HOLDINGS, INC.

               (Exact name of registrant as specified in its Charter)

Delaware	13-4069968
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1517 North 260 East

North Logan, Utah 84341

(Address of Principal Executive Offices)

(435) 755-0188

(Registrant’s Telephone Number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange on

 Title of each class                               which registered

Common Stock $.01 Par value                       OTC Bulletin Board

Series 1 Class A 8% Cumulative

 Convertible Preferred Stock                      None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [   ]

Accelerated filer          [ ]

Non-accelerated filer   [   ]

Smaller reporting company  [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $920,834 at December 31, 2008, computed at the closing quotation for the Registrant's common stock of $0.04 as of

December 31, 2008.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

At March 15, 2009 there were 23,020,845 shares of the Registrant's Common Stock and 50,500 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

Documents Incorporated by Reference

None

                                    PART I

ITEM 1.  Business

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

     Research and Product Development

     The company spent no resources on research and project development in

2008 and 2007.

     Employees

     As of December 31, 2008 and 2007, the Company had one full-time employee and two part time employees. The Company is not a party to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

     The Company files with the SEC an annual report on Form 10-K, quarterly reports on Form 10-Q, and information reports on Form 8-K and other reports as required by law. The investing public may read and copy any materials the company files with the SEC at the SEC's Public Reference Room at 450 Fifth

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

ITEM 1A. Risk Factors.

As a smaller reporting company, we are not required to provide risk factors.

ITEM 2  Properties.

     The company leases approximately 900 square feet of office space at 1517

North 260 East in North Logan, Utah for an annual rate of approximately

$9,840. The company has no ownership in real estate or buildings.  The company's lease is on a month-to-month basis and requires monthly lease payments of $820.

ITEM 3  Legal Proceedings.

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of

December 31, 2008 there were no claims asserted or threatened against the Company.

ITEM 4  Submission of Matters to a Vote of Security Holders.

     None

                                   PART II

ITEM 5 Market for Registrant’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities.

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

                                    2008                       2007

                         High Close    Low Close      High Close  Low Close

1st  Quarter                .05

    .03

     .08         .01

2nd  Quarter                .05           .03             .07         .05

3rd  Quarter                .04           .03             .07         .04

4th  Quarter                .07           .01             .05         .03

Shareholders

     As of December 31, 2008, the Company had 807 record holders of its

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

Dividends are payable semi-annually on September 15 and March 15.  No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2008 of approximately $438,340 or $8.68 per share.

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

     None

Description of Securities

     Common Stock

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,020,845 were outstanding as of December 31, 2008. Holders of common stock are entitled to one vote per share.

     Preferred Stock

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has

a par value of $0.01 per share.  As of December 31, 2008 there were 50,500 shares outstanding.

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

Stock basis.

ITEM 6. Selected Financial Data.

Not required for smaller reporting issuers.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the

Consolidated Financial Statements and notes thereto.  See "ITEM 8 FINANCIAL

STATEMENTS".

Management's Discussion and Analysis:

     The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-K for the year ended December 31,

2008. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private

Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-

looking statements. The information set forth and discussed below for the years ended December 31, 2008 and December 31, 2007 was derived from the consolidated financial statements included elsewhere herein.

RESULTS OF OPERATIONS

2008 VERSUS 2007

     Operating costs for the year ended December 31, 2008 of $465,707 increased $42,089, or 10%, over those of the year ended December 31, 2007 of $423,618 due primarily to: an increase in travel and meals and entertainment expense of $31,564, or 83% in 2008 versus 2007 due to increased incidences of off-site due diligence and increased efforts to find suitable merger candidates, an increase in legal and professional expenses of $5,731, or 13.3% related to compliance with The Sarbanes-Oxley Act of 2002, and an increase in office expenses of $6,426, or 142% in 2008 due to the timing of purchases of software and hardware upgrades and supplies.

Interest income declined $14,803, or 60%, in 2008 versus 2007 due to lesser amounts invested.

Liquidity and Capital Resources:

     At its current level of operations, the Company will need to begin profitable operations and or raise additional capital during the next fiscal year.

     There were no capital expenditures in 2008 and none are planned for 2009 as long as the Company continues at its current level of operations.  Capital expenditures could be made in conjunction with a business combination or investment.

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

ITEM 7A. Quantitative and Qualitative disclosure about Market Risk.

Not required for smaller reporting companies.

ITEM 8. Financial statements and Supplementary Data

     The Consolidated Financial Statements are filed as part of this Annual

Report on Form 10-K.

TGFIN HOLDINGS, INC.

{A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TGFIN Holdings, Inc.

(A Development Stage Company)

North Logan, Utah

We have audited the accompanying balance sheets of TGFIN Holdings, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008, and from inception of the development stage on April 1, 2003 through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGFIN Holdings, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, and from inception of the development stage on April 1, 2003 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of TGFIN Holdings, Inc.'s (a development stage company) internal control over financial reporting as of December 31, 2008 included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

As discussed in Note 6 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 6.)  The 2008 and 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(/s/ HJ & Associates, LLC)

HJ & Associates, LLC

Salt Lake City, Utah

March 25, 2009

                           TGFIN HOLDINGS, INC.

                      (A Development Stage Company)

                      CONSOLIDATED BALANCE SHEETS

                                 December 31,     December 31,

                                     2008              2007

                                -------------     ------------

ASSETS

Current Assets:

  Cash and cash equivalents       $   316,795     $    767,349

  Prepaid expenses                     14,135           14,506

                                  -----------     ------------

     Total Current Assets             339,930          781,855

Property and equipment, net                 -                -

Deposits                                  500              500

                                 ------------     ------------

     Total Assets                $    331,430     $    782,355

                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable               $      5,380     $     13,201

  Accrued expenses                          -                -

                                 ------------     ------------

     Total Current Liabilities          5,380           13,201

                                 ------------     ------------

Stockholders' Equity:

  Preferred stock ($0.01 par value

     8% cumulative preferred stock,

     1,000,000 shares authorized,

     50,500 shares issued and

     outstanding as of December 31,

     2008 and 2007 respectively)          506              506

  Common stock ($.01 par value,

     50,000,000 shares authorized,

     23,020,845 and 22,720,845 shares

     issued and outstanding at

     December 31, 2008, and 2007

     respectively)                    230,208          227,208

  Additional paid-in-capital        3,775,783        3,765,908

  Retained deficit prior to

   development stage               (1,077,064)      (1,077,064)

  Retained deficit during

   development stage               (2,603,383)      (2,147,404)

                                 ------------     ------------

     Total Stockholders' Equity       326,050          769,154

                                 ------------     ------------

     Total Liabilities and

     Stockholders' Equity        $    331,430     $    782,355

                                 ============     ============

These accompanying notes are integral part of these consolidated financial statements.

                          TGFIN HOLDINGS, INC.

                     (A Development Stage Company)

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         From

                                                      Inception

                                                        Of the

                                                      Development

                                  For the               Stage on

                               Years Ended           April 1, 2003

                               December 31,                To

                             2008          2007    December 31, 2008

REVENUES                  $        -    $         -   $        -

                          ----------    -----------   ----------

OPERATING COSTS              465,707        423,618    2,739,368

                          ----------    -----------   ----------

OPERATING LOSS              (465,707)      (423,618)  (2,739,368)

                          ----------    -----------   ----------

OTHER INCOME:

  INTEREST INCOME              9,728         24,530      135,985

                          ----------    -----------   ----------

    TOTAL OTHER INCOME         9,728         24,530      135,985

                          ----------    -----------   ----------

 NET LOSS                 $ (455,979)   $  (399,088) ($2,603,383)

                          ==========    ===========   ==========

 BASIC AND

 DILUTED LOSS

 PER SHARE:               $     (.02)   $      (.02)

                          ==========    ===========

 Weighted Average

 Number of shares

 Outstanding              22,878,996    22,658,790

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

Net loss from operations

for year ended December

31, 2006                              -           -             -           -

                           ------------  ----------   -----------   ---------

Balances December 31, 2006       50,500         506    22,545,845     225,458

Common stock issued for

 compensation                         -           -       175,000       1,750

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

Net loss from operations

for year ended December

31, 2007                              -      (399,088)      (399,088)

                            -----------    ----------     ----------

Balances December 31, 2007    3,765,908    (3,224,468)       769,154

                       TGFIN HOLDINGS, INC.

             (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Preferred Stock              Common Stock

                                 Par Value $.01             Par Value $.01

                           ------------------------  -----------------------

                                          Preferred                   Common

                           Number          Stock     Number           Stock

                           of shares       Amount    of shares        Amount

                           ------------   ---------  ------------  ---------

Balances December 31, 2007       50,500         506    22,720,845     227,208

Common stock issued for

 compensation                         -           -       300,000       3,000

Net loss from operations

for year ended December

31, 2008                            -           -             -           -

                           ------------  ----------   -----------  ----------

Balances December 31, 2008       50,500  $      506    23,020,845  $  230,208

      ==========  ==========   ===========  ==========

[continued]

                       TGFIN HOLDINGS, INC.

                   (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      (Continued)

                              Additional     Retained      Total

                              Paid-in        Earnings  Stockholders'

                               Capital      (Deficit)    Equity

Common stock issued for

 compensation                     9,875             -         12,875

Net loss from operations

for year ended December

31, 2008                              -      (455,979)      (455,979)

                            -----------    ----------     ----------

Balances December 31, 2008  $ 3,775,783   $(3,680,447)    $  326,050

                            ===========   ============    ==========

                        TGFIN HOLDINGS, INC.

                    (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS

 From

Inception

Of the

Development

For the               Stage on

Years Ended           April 1, 2003

December 31,                To

   2008           2007       December 31, 2008

                               ----------     ----------      -----------

Cash Flows from

Operating activities:

 Net Loss                  $     (455,979)   $  (399,088)    $ (2,603,383)

 Adjustments to reconcile

 Net loss to net cash

 used in operating

 activities:

  Amortization of deferred

  compensation                          -              -           13,751

  Compensation costs of

  common stock issued

  to employees and consultants     12,875         11,500          127,355

 Cost of common stock issued

  to shareholders                       -              -           16,500

  Changes in assets and

  liabilities

   Decrease (increase) in:

   Accounts receivable                                 -           31,250

   Prepaid expenses                   371        (14,442)             617

   Deposits                             -              -             (500)

   Increase (decrease)in:

   Accounts payable and

   accrued expenses                (7,821)        11,171         (222,113)

                                ----------    ----------       ----------

    Net cash used in Operating

    Activities                   (450,554)      (390,859)      (2,636,523)

                                ----------    ----------       ----------

Net cash provided by

investing activities                     -             -                -

                                ----------    ----------       ----------

Net cash from financing

Activities                               -             -                -

                                ----------    ----------       ----------

Net Decrease

in Cash and Cash

Equivalents                       (450,554)     (390,859)      (2,636,523)

Cash and Cash Equivalents,

beginning of year                  767,349     1,158,208        2,953,318

                                ----------    ----------       ----------

Cash and Cash Equivalents,

end of year                        316,795    $  767,349       $  316,795

                                ==========    ==========       ==========

These accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.

                  (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

                                                         From

                                                      Inception

                                                        Of the

                                                      Development

                                  For the               Stage on

                               Years Ended           April 1, 2003

                               December 31,                To

                             2008         2007     December 31, 2008

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

                        DECEMBER 31, 2008

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

                        DECEMBER 31, 2008

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

                       TGFIN HOLDINGS, INC.

                (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2008

                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets [continued]

(2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable per SFAS 142 "Goodwill and Other Intangible Assets".  Any impairment in value is recognized as an expense in the period when theimpairment occurs.

Stock-Based Compensation

The Company accounts for the issuance of stock, stock options, stock warrants and other share based payment arrangements in accordance with the provisions of SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) requires that we measure compensation costs related to our share-based payment transactions at fair value on the grant date and that we recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the grant.

On January 1, April 1, August 20 and October 1, 2008, the Company issued 300,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance, ranging between $.035 and $.05 per share, resulting in current year compensation expense of $12,875.

On January 1, April 1 and October 1, 2007, the Company issued 175,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance, ranging between $.04 and $.08 per share, resulting in compensation expense of $11,500.

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

                        DECEMBER 31, 2008

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

The company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on July 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which seeks to standardize practices associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Adoption of FASB Interpretation No. 48 had no material effect upon the company’s consolidated financial statements. See Footnote No. 4, “Provision for Income Taxes,” for additional information.

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

                        DECEMBER 31, 2008

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

                        DECEMBER 31, 2008

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

$100,000. The company had $754,249 and $303,951 on December 31, 2007 and 2008, respectively.

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

                        DECEMBER 31, 2008

                           (Continued)

3.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consisted of the following at:

                                                                 Estimated

                                                December 31,      Useful

                                              2008      2007      Lives

          Computer equipment              $ 10,000  $  10,000        5

          Office equipment                       -          -        5

          Leasehold improvements                 -          -        5

                                          --------  ---------

                                            10,000     10,000

          Less: Accumulated depreciation   (10,000)   (10,000)

                                          --------  ---------

                                          $      -  $       -

                                          ========  =========

4.

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

     Net deferred tax assets consist of the following components as of

     December 31, 2008 and 2007:

                                   2008            2007

     Deferred tax assets:

          NOL Carryover       $ 1,355,200      $1,187,500

     Deferred tax liabilities:          -               -

     Valuation allowance       (1,355,200)     (1,187,500)

                              -----------       ---------

     Net deferred tax asset   $         -       $       -

                              ===========       =========

                       TGFIN HOLDINGS, INC.

                 (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2008

                           (Continued)

5.

PROVISION FOR INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

                                        2008            2007

     Book Income                     $ (177,832)  $ (155,650)

     Meals and Entertainment              5,507        4,080

     Stock for Services                   5,021        4,480

     Valuation Allowance                167,754      147,090

                                     ----------   ----------

                                     $        -   $        -

                                     ==========   ==========

At December 31, 2008, the Company had net operating loss carry-forwards of approximately $3,400,000 that may be offset against future taxable income from the year 2008 through 2028.  No tax benefit has been reported in the December

31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

5.  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of December 31, 2008 and 2007 and changes during the years then ended, is presented below:

                                    2008                 2007

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

                         ========  ======    =======  ========

                       TGFIN HOLDINGS, INC.

                  (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2008

                           (Continued)

6. GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate since then and has incurred losses each year. For the year ended December 31, 2008 the company lost $455,979 and had a Retained Deficit of $3,680,447. The company’s cash reserves of $316,795 as of December 31, 2008 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire an existing company or begin to operate during the year ending December 31, 2009. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital.

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

Directors. No bonuses were authorized or paid in 2008 or 2007.

                       TGFIN HOLDINGS, INC.

                 (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2008

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

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of December 31, 2008, there were 50,500 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.

Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at

December 31, 2008 of approximately $438,340 or $8.68 per share.  Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option,

redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated

value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common

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

                       TGFIN HOLDINGS, INC.

                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2008

                           (Continued)

9. CAPITAL STOCK (continued)

On January 1, April 1, August 20 and October 1, 2008, the Company issued 300,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance, ranging between $.035 and $.05 per share, resulting in current year compensation expense of $12,875.

On January 1, April 1 and October 1, 2007, the Company issued 175,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance, ranging between $.04 and $.08 per share, resulting in compensation expense of $11,500.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and procedures

 Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting. The Company’s external auditors were not engaged to examine management's assertion about the effectiveness of internal control over financial reporting as of December 31, 2008 and, accordingly, they did not express an opinion thereon.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Based on our assessment and those criteria, our management believes that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management believes that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

ITEM 9B. Other Information.

None

                            PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and executive officers

     The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    S. Emerson Lybbert          51           Chairman, President

    Marni Gaer                  42            Director, Secretary

    Aaron Etra                  68            Director

     The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the

Board of Directors. During the fiscal year ended December 31, 2008 there was one meeting of the Board of Directors, at which all Board members were in attendance.

S. Emerson Lybbert - Chairman of the Board, President

     Scott Emerson Lybbert, 51 years old, was appointed CEO and Chairman of

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

ITEM 11. Executive Compensation

     The following table sets forth certain specified information concerning the compensation of the Chief Executive Officer of the Company and all other officers (the Named Executive Officers):

                         Annual Compensation

                    ____________________________

(a)       (b)       (c)       (d)       (e)

                                             Long-term compensation

Name and                                     ____(f)________(h)______

Principal                                    Restricted      Other

Position    Year        Salary   Bonus   Other Stock Awards

- - ----------- ----      -------- -----   ----- ------------------------

S. Emerson

 Lybbert    2008      $100,000    -0-  $  -0-   $ 5,000     -0-

 Chairman   2007       100,000    -0-     -0-     8,000     -0-

 CEO        2006       100,000    -0-     -0-    10,000     -0-

Marni Gaer  2008      $100,000    -0-     -0-   $ 4,000     -0-

Director,   2007       100,000    -0-     -0-     2,000     -0-

Counsel     2006       100,000    -0-     -0-     3,000     -0-

Aaron Etra  2008      $   -0-     -0-     -0-   $ 3,875     -0-

Director    2007          -0-     -0-     -0-     1,500     -0-

            2009          -0-     -0-     -0-     1,750     -0-

    Other Items

    There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2008 by any Named Executive Officer.

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

            Shares Acquired      Value         Exercisable/  Exercisable/

     Name  on Exercise (#)     Realized($)   Unexercisable  Unexercisable

    S. Emerson Lybbert

    (Chairman)

       2008   -0-               -0-                   0/0     $0/0

       2007   -0-               -0-                   0/0     $0/0

    Marni Gaer

    (Director)

       2008   -0-               -0-                   0/0     $0/0

       2007   -0-               -0-                   0/0     $0/0

    Aaron Etra

    (Director)

       2008   -0-               -0-                   0/0     $0/0

       2007   -0-               -0-                   0/0     $0/0

     Director Compensation

     At the discretion of the Board of Directors, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director.  No options were granted to Directors or

Officers during the fiscal years ended December 31, 2008 or 2007.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth as of December 31, 2008 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred

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

                                                   Voting

    Name and                   Number             Power and

    Address of              of shares             Percent of

    Beneficial            of outstanding          outstanding

    Owner\Identity           Common               Common

    of Group (1)              Stock                Stock

    Samuel Gaer                6,675,000              29.0%

    1517 North 260 East

    North Logan, UT  84341

    Marni Gaer (2) *           2,300,000              10.0%

    1517 North 260 East

    North Logan, UT  84341

    Kim Hemphill (3)           1,950,351               8.5%

    16006 East Jacobs Road

    Spokane, WA  99217

    Bruce Frank                1,710,584               7.5%

    238 Christopher Street

    Montclair, NJ 07043

    Global Net Financial       1,338,889               5.8%

    7284 West Palmetto Pk. Rd.

    Suite 120

    Boca Raton, FL  33433

    Norman Fuchs                 975,689               4.2%

    5 Flagpole Lane

    East Setauket, NY 11733

    S. Emerson Lybbert *         744,479               3.2%

    1517 North 260 East

    North Logan, UT  84341

    Aaron Etra *                 273,907               1.2%

    1350 Ave of Americas

    29th Floor

    New York, NY  10019

    All executive officers

    and directors as a

    group (3 persons)          3,318,386              14.4%

(1)  Unless otherwise indicated, each person named in the table exercises sole voting and investment power with  respect to all shares beneficially owned. As at the date hereof, TGFIN Holdings, Inc. had outstanding 23,020,845 shares of its common stock.

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

ITEM 13. Certain relationships and Related Transactions, and Director Independence

     None

ITEM 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

     Aggregate fees for professional services rendered for the Company by

HJ & Associates, LLC for the years ended December 31, 2008 and 2007 are set forth below.

                              YEAR 2008 YEAR 2007

AUDIT FEES                    $  12,040 $  13,890

AUDIT-RELATED FEES            $       - $       -

TAX FEES                      $     885 $     570

ALL OTHER FEES                $       - $       -

                              --------- ---------

TOTAL                         $  12,925 $  14,460

                              ========= =========

     Audit Fees for the fiscal years ended December 31, 2008 and 2007 were for the audits of the consolidated financial statements of the Company,

quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.  Amounts included are for the respective year's audit work.

     Audit-Related Fees as of the years ended December 31, 2008 and 2007 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

     Tax Fees as of the years ended December 31, 2008 and 2007 were for professional services related to tax compliance, tax authority audit support and tax planning.  Amounts are included in the year billed.

     As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01 (c) (7) (i) (C) under Regulation S-X.

ITEM 15  Exhibits and Financial Statements schedules

(a)(1)(2) Financial Statements. See our audited financial statements for the year ended December 31, 2008, contained in Part II, Item 8, above, which are incorporated by reference.

(a)(3)    Exhibits: The following are filed as part of this Annual Report

Exhibit 31.1

Certification of Scott Emerson Lybbert as Chief Executive Officer,

pursuant to section 302 of the Sarbanes-Oxley act of 2002.

Exhibit 31.2   Certification of Scott Emerson Lybbert as Chief Financial Officer,

pursuant to section 301 of the Sarbanes-Oxley act of 2002.

Exhibit 32

Certification of Scott Emerson Lybbert, pursuant to section 906 of the

Sarbanes-Oxley Act of 2002

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TGFIN HOLDINGS, Inc.

Date:

March 30, 2009

By:

/s/ S. Emerson Lybbert

        S. Emerson Lybbert, President

Principal Executive Officer,

Principal Financial Officer

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         TGFIN HOLDINGS, Inc.

Date:

March 30, 2009

By:

/s/ S. Emerson Lybbert

        S. Emerson Lybbert, President

Principal Executive Officer,

Principal Financial Officer

Date:

March 30, 2009

By:

/s/ Marni Gaer

        Marni Gaer, Director

Date:

March 30, 2009

By:

/s/ Aaron Etra

        Aaron Etra, Director

Exhibit 31-1

           CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, S. Emerson Lybbert, certify that:

          1.   I have reviewed this annual report on Form 10-K of TGFIN

               Holdings, Inc.;

          2.   Based upon my knowledge, this report does not contain

               any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made,

               not misleading with respect to the period covered by this

               report;

          3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly

               represent in all material respects the financial condition,

               results of operations and cash flows of the Registrant as of,

               and for, the periods presented in this report;

          4.   The registrant's other certifying officers and I are

               responsible for establishing and maintaining disclosure

               controls and procedures (as defined in Exchange Act Rules

13a-15(e) and 15d-15(e) and internal control over financial

reporting (as defined in Exchange Act Rules 13a-15(f) and

15d-15(f))14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls or caused such internal

control over and procedures to be designed under out supervision,

and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our

conclusions about the effectiveness of the disclosure controls and procedures as  of the end of the period covered by this

report based on such evaluation; and

d)   disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

          5.   The registrant's other certifying officers and I have

               disclosed, based on our most recent evaluation of internal control

over financial reporting, to the registrant's auditors and to the audit    committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies and material weaknesses in the

     design or operation of internal control over financial reporting                                 which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)   any fraud, whether or not material, that involves

management or other employees who have a significant role

in the registrant's internal controls over financial reporting.

Chairman of the Board and

     /s/ S. Emerson Lybbert         Chief Executive Officer

    -------------------------

         S. Emerson Lybbert

Exhibit 31-2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, S. Emerson Lybbert, certify that:

          1.   I have reviewed this annual report on Form 10-K of TGFIN

               Holdings, Inc.;

          2.   Based upon my knowledge, this report does not contain

               any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made,

               not misleading with respect to the period covered by this

               report;

          3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly

               represent in all material respects the financial condition,

               results of operations and cash flows of the Registrant as of,

               and for, the periods presented in this report;

          4.   The registrant's other certifying officers and I are

               responsible for establishing and maintaining disclosure

               controls and procedures (as defined in Exchange Act Rules

13a-15(e) and 15d-15(e) and internal control over financial

reporting (as defined in Exchange Act Rules 13a-15(f) and

15d-15(f))14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls or caused such internal

control over and procedures to be designed under out supervision,

and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our

conclusions about the effectiveness of the disclosure controls and procedures as  of the end of the period covered by this

report based on such evaluation; and

d)   disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

          5.   The registrant's other certifying officers and I have

               disclosed, based on our most recent evaluation of internal control

over financial reporting, to the registrant's auditors and to the audit    committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies and material weaknesses in the

     design or operation of internal control over financial reporting                                 which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)   any fraud, whether or not material, that involves

management or other employees who have a significant role

in the registrant's internal controls over financial reporting.

     /s/ S. Emerson Lybbert         Chief Financial Officer

    -------------------------

         S. Emerson Lybbert

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TGFIN Holdings, Inc. (the “Registrant”) on Form 10-K for the period ending december 31, 2008, as filed with the securities and exchange commission on the date hereof (the “Annual Report”), I, S. Emerson Lybbert, Chairman of the Board, Chief Executive Officer and chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, that:

(1)

the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 30, 2009                  By:  /s/ S. Emerson Lybbert

Name: S. Emerson Lybbert

Title: Chairman of the Board and

Chief Executive Officer

               (Principal Executive Officer), and

 Chief Financial Officer

        (Principal Financial Officer)