Form 10-Q
period 2009-03-31
TGFIN HOLDINGS INC
filed 2009-04-30
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

                   For the quarterly period ended: March 31, 2009

or

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

Not applicable.

Outstanding Shares

At April 24, 2009 there were 23,120,845 shares of the Registrant's Common Stock and 50,500 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

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

                                                                   PAGE

    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet

                  as of March 31, 2009 and Audited Consolidated

                  Balance Sheet as of December 31, 2008              3

              Unaudited Condensed Consolidated Statements of

                  Operations, for the Three Month Periods

                  Ended March 31, 2009 and 2008                      4

              Unaudited Condensed Consolidated Statements of Cash

                  Flows, for the Three Month Periods Ended

                  March 31, 2009 and 2008                            5

              Notes to Unaudited Condensed Consolidated

                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial

                  Condition and Results of Operation                11

  Item 3.  Quantitative and Qualitative Disclosures About

       Market Risks

  12

        Item 4.  Controls and Procedures                            12

    PART II. OTHER INFORMATION                                      13

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2009

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                      March 31,       December 31,

                                        2009              2008

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $   212,209

                316,795

  Prepaid expenses                        17,776           14,135

                                    ------------     ------------

     Total Current Assets                229,985          339,930

Property and equipment, net                    -                -

Deposits                                     500              500

                                    ------------     ------------

     Total Assets                   $    230,485     $    331,430

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued      $     11,744     $      5,380

    expenses

                                    ------------      -----------

     Total Current Liabilities            11,744            5,380

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,500 shares issued

   and outstanding                           506              506

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   23,120,845 and 23,020,845 issued and

   outstanding, respectively             231,208          230,208

 Additional paid-in-capital            3,778,782        3,775,783

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (2,714,691)      (2,603,383)

                                     -----------     ------------

     Total Stockholders' Equity          218,741          326,050

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $    230,485     $    331,430

                                     ===========     ============

These accompanying notes are integral part of these condensed consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                        From

                                                      Inception

                                                        Of the

                                                      Development

                                  For the               Stage on

                             Three Months Ended      April 1, 2003

                                 March 31,                To

                             2009          2008     March 31, 2009

REVENUES                  $        -    $         -   $        -

                          ----------    -----------   ----------

OPERATING COSTS              111,895        128,373    2,851,263

                          ----------    -----------   ----------

OPERATING LOSS              (111,895)      (128,373)  (2,851,263)

                          ----------    -----------   ----------

OTHER INCOME:

  INTEREST INCOME                587          4,111      136,572

                          ----------    -----------   ----------

    TOTAL OTHER INCOME           587          4,111      136,572

                          ----------    -----------   ----------

 NET LOSS                 $ (111,308)   $  (124,262) $(2,714,691)

                          ==========    ===========   ==========

 BASIC AND

 DILUTED INCOME

  LOSS PER SHARE:         $    (0.00)   $     (0.01)

                          ==========    ===========

 Weighted Average

 Number of shares

 Outstanding              23,120,845     22,745,845

                          ==========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                             From

                                                          Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Three Months Ended      April 1, 2003

                                     March 31,                To

                                  2009       2008      March 31, 2009

Cash Flows from

Operating Activities:

 Net Loss                     $ (111,308) $ (124,262)     $(2,714,691)

 Adjustments to reconcile

 net loss to net cash used

 in operating activities:

  Amortization of deferred

  compensation                         -           -           13,751

  Compensation costs of

  common stock issued to

  employees and consultants        4,000         875          131,355

  Cost of common stock

  issued to shareholders               -           -           16,500

  Changes in assets and

  liabilities:

   Decrease (increase)in:

   Accounts receivable                 -           -           31,250

   Prepaid expenses               (3,641)     (3,602)          (3,024)

   Deposits                            -           -             (500)

   Increase (decrease)in:

   Accounts payable and

    accrued expenses               6,363      20,238         (215,750)

                              ----------  ----------       ----------

    Net Cash Used In Operating

    Activities                  (104,586)   (106,751)      (2,741,109)

                              ----------  ----------       ----------

Net Cash Provided By

 Investing Activities                  -           -                -

                              ----------  ----------       ----------

Cash Flows From Financing

Activities:                            -           -                -

                              ----------  ----------       ----------

Net Decrease

In Cash and Cash

Equivalents                     (104,586)   (106,751)      (2,741,109)

Cash and Cash Equivalents,

Beginning of Period              316,795     767,349        2,953,318

                              ----------  ----------      -----------

Cash and Cash Equivalents,

End of Period                 $  212,209  $  660,598      $   212,209

                              ==========  ==========      ===========

These accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

                                                              From

                                                           Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Three Months Ended        April 1, 2003

                                       March 31,              To

                                  2009      2008         March 31, 2009

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

MARCH 31, 2009 and DECEMBER 31, 2008

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

March 31, 2009 and the results of operations and cash flows for the three month periods ended March 31, 2009 and 2008 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's

December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the respective full years.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 and DECEMBER 31, 2008

(Continued)

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2009 there were no other claims asserted or threatened against the Company.

Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert,

the Chief Executive Officer of the Company.  The agreement was for a term of three years commencing April 1, 2003 and provided for a base annual compensation of 100,000 shares of the company's stock, $100,000 annual salary, and bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years commencing October 1, 2002 and provided for a base annual salary of $100,000 and bonuses as determined by the Company's Board of Directors.  Both contracts include one-year renewal clauses. No bonuses were authorized or paid in 2009 or 2008.

NOTE 3: GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate since then and has incurred losses each year. For the quarter ended March 31, 2009 the company lost $111,308 and had a Retained Deficit of $3,791,755. The company’s cash reserves of $212,209 as of March 31, 2009 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 and DECEMBER 31, 2008

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at March 31, 2009. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

                                         March 31,         Estimated

                                           2009              Useful

                                       -----------           Lives

      Computer equipment               $    10,000             5

      Less: Accumulated depreciation       (10,000)

                                       -----------

                                       $         -

                                       ===========

NOTE 5:  PROVISION FOR INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of Utah. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

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

Included in the balance at March 31, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,120,845 were outstanding at March 31, 2009.

On January 1, 2009 the Company issued 100,000 total of common stock to a Director in accordance with a Board Resolution.  The shares were valued at the market price at the date of issuance of $.04 per share, resulting in compensation expense of $4,000.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 and DECEMBER 31, 2008

NOTE 6:  CAPITAL STOCK (Continued)

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of March 31, 2009 there were 50,500 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at March 31, 2009 of approximately $452,480 or $8.96 per share.

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

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2008. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three months ended March 31, 2009 and March 31, 2008 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2009 may not be indicative of results expected for the entire fiscal year ended December 31, 2009.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $111,895 for the three months ended March 31, 2009 decreased $16,478, or 12.8%, versus those of the three months ended March 31, 2008 due primarily to a decrease in travel expense (including meals and entertainment)of $17,077 or 61.6% due to a reduction in viable merger candidates from 2009 to 2008. Interest income of $587 decreased $3,524 or 86%, over that of the three months ended March 31, 2008 because of lower amounts of cash on hand and lower interest rates.

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

  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not operate and its only assets are fully insured interest-bearing checking and savings accounts. Therefore, this item is not applicable given the company’s current operations.

  ITEM 4: CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2009 there were no other claims asserted or threatened against the

Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $452,480. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

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

Date: April 30, 2009

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer