Form 10-Q
period 2009-09-30
TGFIN HOLDINGS INC
filed 2009-10-20
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

                   For the quarterly period ended: September 30, 2009

or

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

Not applicable.

Outstanding Shares

At October 20, 2009 there were 23,220,845 shares of the Registrant's Common Stock and 50,500 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

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

                                                                   PAGE

    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet

                  as of September 30, 2009 and Audited Consolidated

                  Balance Sheet as of December 31, 2008              3

              Unaudited Condensed Consolidated Statements of

                  Operations, for the Three and Nine Month Periods

                  Ended September 30, 2009 and 2008                  4

              Unaudited Condensed Consolidated Statements of Cash

                  Flows, for the Nine Month Periods Ended

                  September 30, 2009 and 2008                        5

              Notes to Unaudited Condensed Consolidated

                  Financial Statements                               7

        Item 2.  Management's Discussion and Analysis of Financial

                  Condition or Plan of Operation                    11

  Item 3.  Quantitative and Qualitative Disclosures About

       Market Risks

  13

        Item 4.  Controls and Procedures                            13

    PART II. OTHER INFORMATION                                      14

    SIGNATURES                                                      15

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 2009

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                      September 30,    December 31,

                                        2009              2008

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $    69,588

    3            16,795

  Prepaid expenses                         7,364           14,135

                                    ------------     ------------

     Total Current Assets                 76,952          339,930

Property and equipment, net                    -                -

Deposits                                     500              500

                                    ------------     ------------

     Total Assets                   $     77,452     $    331,430

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued      $      3,566     $      5,380

    expenses

                                    ------------      -----------

     Total Current Liabilities             3,566            5,380

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,500 shares issued

   and outstanding                           506              506

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   23,220,845 and 23,020,845 issued and

   outstanding, respectively             232,208          230,208

 Additional paid-in-capital            3,780,782        3,775,783

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (2,862,546)      (2,603,383)

                                     -----------     ------------

     Total Stockholders' Equity           73,886          326,050

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $     77,452     $    331,430

                                     ===========     ============

These accompanying notes are integral part of these condensed consolidated financial statements.

               TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                                    From

                                                                  Inception

                                                                   Of the

                                                                 Development

                         For the                 For the          Stage on

                    Three Months Ended        Nine Months Ended  April 1, 2003

                         September 30,         September 30,

To

                    2009          2008        2009       2008  September 30, 2009

                 ----------  -----------  ----------  ---------- ------------

REVENUES         $        -  $         -  $        -  $        -  $        -

                 ----------  -----------  ----------  ----------  ----------

OPERATING COSTS      55,755      120,208     260,178     361,727   2,999,546

                 ----------  -----------  ----------  ----------  ----------

OPERATING LOSS      (55,755)    (120,208)   (260,178)   (361,727) (2,999,546)

                 ----------  -----------  ----------  ----------  ----------

OTHER INCOME:

  INTEREST INCOME       116        1,802       1,014       8,358     137,000

                 ----------  -----------  ----------  ----------  ----------

TOTAL OTHER

     INCOME             116        1,802       1,014       8,358     137,000

                 ----------  -----------  ----------  ----------  ----------

NET LOSS        $   (55,369) $  (118,406) $ (259,164) $ (353,369)$(2,862,546)

                 ==========  ===========  ==========  ==========  ==========

 BASIC AND

 DILUTED LOSS

  PER SHARE     $     (0.00) $     (0.00) $    (0.01) $    (0.01)

                 ==========  ===========  ==========  ==========

 Weighted Average

 Number of shares

 Outstanding     23,220,845  22,860,189   23,187,878  22,810,189

                 ==========  ===========  ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                             From

                                                          Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                Nine Months Ended       April 1, 2003

                                    September 30,           To

                                  2009       2008      September 30, 2009

Cash Flows from

Operating Activities:

 Net Loss                     $ (259,164) $ (353,369)     $(2,862,547)

 Adjustments to reconcile

 net loss to net cash used

 in operating activities:

  Amortization of deferred

  compensation                         -           -           13,751

  Compensation costs of

  common stock issued to

  employees and consultants        7,000      10,875          134,355

  Cost of common stock issued

  issued to shareholders               -           -           16,500

  Changes in assets and

  liabilities:

   Decrease (increase)in:

   Accounts receivable                 -           -           31,250

   Prepaid expenses                6,771       6,686            7,388

   Deposits                            -           -             (500)

   Increase (decrease)in:

   Accounts payable and

    accrued expenses              (1,814)    (12,886)        (223,927)

                              ----------   ----------       ----------

    Net Cash Used In Operating

    Activities                  (247,207)   (348,694)      (2,883,730)

                              ----------   ----------       ----------

Net Cash Provided By

 Investing Activities                  -           -                -

                              ----------   ----------       ----------

Cash Flows From Financing

Activities:                            -           -                -

                              ----------   ----------       ----------

Net Decrease

In Cash and Cash

Equivalents                     (247,207)   (348,694)      (2,883,730)

Cash and Cash Equivalents,

Beginning of Period              316,795     767,349        2,953,318

                              ----------   ----------      -----------

Cash and Cash Equivalents,

End of Period                 $   69,588  $  418,655      $    69,588

                              ==========   ==========      ===========

These accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

From Inception

                                                            Of the

                                                         Development

                                      For The             Stage on

                                  Nine Months Ended       April 1, 2003

                                       September 30,           To

                                  2009      2008         September 30, 2009

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

SEPTEMBER 30, 2009 and DECEMBER 31, 2008

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

September 30, 2009 and the results of operations and cash flows for the nine month periods ended September 30, 2009 and 2008 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's

December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the respective full years.

Certain prior period amounts have been reclassified to conform to current period presentation.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and DECEMBER 31, 2008

(Continued)

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2009 there were no other claims asserted or threatened against the Company.

Employment Agreements

The Company entered into an employment agreement with Scott Emerson Lybbert,

the Chief Executive Officer of the Company.  The agreement was for a term of three years commencing April 1, 2003 and provided for a base annual compensation of 100,000 shares of the company's stock, $100,000 annual salary, and bonuses as determined by the Company's Board of Directors. The Company had previously entered into an employment agreement with Marni Gaer, Secretary of the Board of Directors and In House counsel for the Company. The agreement was for the term of three years commencing October 1, 2002 and provided for a base annual salary of $100,000 and bonuses as determined by the Company's Board of Directors.  Both contracts include one-year renewal clauses. No bonuses have been authorized or paid in 2009 or 2008. As of May 31, 2009 Company officers and employees took a voluntary temporary reduction in salaries ranging from 50-100%.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and DECEMBER 31, 2008

NOTE 3: GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate since then and has incurred losses each year. For the nine month period ended September 30, 2009 the company lost $259,164 and had a Retained Deficit of $3,939,610. The company’s cash reserves of $69,588 as of September 30, 2009 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire an existing company or begin to operate during the year ending December 31, 2009. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at September 30, 2009. Although the company retained and utilizes computer equipment for its accounting and financial analysis, they are fully depreciated:

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

Included in the balance at September 30, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and DECEMBER 31, 2008

NOTE 5:  PROVISION FOR INCOME TAXES (Continued)

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,220,845 were outstanding at September 30, 2009.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of September 30, 2009 there were 50,500 shares outstanding. Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at September 30, 2009 of approximately $466,620 or $9.24 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

NOTE 7:  SUBSEQUENT EVENTS

Management has evaluated subsequent events as of October 20, 2009 and has determined there are no subsequent events to be reported.

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

The information set forth and discussed below for the three and nine month periods ended September 30, 2009 and September 30, 2008 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2009 may not be indicative of results expected for the entire fiscal year ended December 31, 2009.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $55,755 for the three months ended September 30, 2009 decreased $64,453, or 53.62%, versus those of the three months ended September 30, 2008 due primarily to a decrease in payroll expenses of $44,467, or 65.5% due to temporary voluntary payroll cutbacks intended to decrease the company’s cost structure and a decrease in travel expenses of $10,415 or 48%. Interest income of $116 decreased $1,686 or 94%, over that of the three months ended September 30, 2008 because of lower amounts of cash on hand.

Operating costs of $260,178 for the nine months ended September 30, 2009 decreased $101,549 or 28.1%, versus those of the nine months ended September 30, 2008 due primarily to a decrease in payroll expenses of $59,727, or 29.2% due to temporary voluntary payroll cutbacks intended to decrease the company’s cost structure; travel expense (including meals and entertainment) of $23,912 or 38.4%; and a reduction in legal and professional fees of $11,416 or 29.7% due to a reduction in viable merger candidates from 2009 to 2008. Interest income of $1,014 decreased $7,349 or 88%, over that of the nine months ended September 30, 2008 because of lower amounts of cash on hand.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2009 there were no other claims asserted or threatened against the

Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

     None

ITEM 3 Defaults on Senior Securities

     Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $466,620. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

Date: October 20, 2009

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer