Form 10-K
period 2009-12-31
TGFIN HOLDINGS INC
filed 2010-04-06
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT of 1934

                   For the fiscal year ended: December 31, 2009

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

13-05 44th Ave.

Long Island City, NY 11101

(Address of Principal Executive Offices)

(718) 395-9690

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

Accelerated filer          [ ]

Non-accelerated filer   [   ]

Smaller reporting company  [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $130,275 at December 31, 2009, computed at the closing quotation for the Registrant's common stock of $0.01 as of

December 31, 2009.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

At March 31, 2010 there were 23,321,045 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

Documents Incorporated by Reference

None

                                    PART I

ITEM 1.  Business

Form and Year of Organization

     The Registrant consists of TGFIN Holdings, Inc. (non-operating parent corporation) and its sole and wholly-owned operating subsidiary,

TradinGear.Com, Incorporated (combined, the "Company"). See NOTE 9: SUBSEQUENT EVENT regarding TradinGear.Com’s return to operations d/b/a iDEV3. TGFIN Holdings, Inc.

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

     Research and Product Development

     The company spent no resources on research and project development in

2009 and 2008.

     Employees

     As of December 31, 2009 and 2008, the Company had two part time employees. The Company is not a party to any collective bargaining agreements.

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

ITEM 2  Properties.

     The company leases approximately 900 square feet of office space at 1517

North 260 East in North Logan, Utah for an annual rate of approximately

$10,860. The company has no ownership in real estate or buildings.  The company's lease is on a month-to-month basis and requires monthly lease payments of $905.

ITEM 3  Legal Proceedings.

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of

December 31, 2009 there were no claims asserted or threatened against the Company.

ITEM 4  RESERVED.

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

                                    2009                       2008

                         High Close    Low Close      High Close  Low Close

1st  Quarter             $ .04         $ .02          $ .05       $ .03

2nd  Quarter               .04           .01            .05         .03

3rd  Quarter               .09           .01            .04         .03

4th  Quarter               .03           .01            .07         .01

Shareholders

     As of December 31, 2009, the Company had 807 record holders of its

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

Dividends are payable semi-annually on September 15 and March 15.  No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2009 of approximately $465,696 or $9.24 per share.

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

     None

Description of Securities

     Common Stock

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,321,045 were outstanding as of December 31, 2009. Holders of common stock are entitled to one vote per share.

     Preferred Stock

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has

a par value of $0.01 per share.  As of December 31, 2009 there were 50,400 shares outstanding.

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

2009. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private

Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-

looking statements. The information set forth and discussed below for the years ended December 31, 2009 and December 31, 2008 was derived from the consolidated financial statements included elsewhere herein.

RESULTS OF OPERATIONS

2009 VERSUS 2008

     Operating costs for the year ended December 31, 2009 of $312,970 decreased $152,737 or 32.8%, over those of the year ended December 31, 2008 of $465,707 due primarily to: (1) reduced payroll expenses of $103,988 or 38.2%, including a decrease in Officer’s salaries of  $29,167 or 29.2% and a decrease in Administrative salaries of $67,083 or 51.6%; (2) reduced travel expenses of $25,563 or 58.3%; (3)  reduced Legal and Professional expenses of $18,964 or 38.8%; and (4) decreased Office supplies expense of $6,556 or 87% due to decisions made by management to preserve cash. In addition, Interest income of $1,063 for the year ended December 31, 2009 decreased $8,665 or 89.1% due to lesser amounts of cash on hand.

Liquidity and Capital Resources:

     At its current level of operations, the Company will need to begin profitable operations and or raise additional capital during the next fiscal year.

     There were no capital expenditures in 2009 and none are planned for 2010 as long as the Company continues at its current level of operations.  Capital expenditures could be made in conjunction with a business combination or investment.

CURRENT PLAN OF OPERATIONS

See NOTE 9 SUBSEQUENT EVENT.

TGFIN Holdings, Inc. (TGFN.OB) (“TGFIN”) announced that it has launched its subsidiary, iDEV3, to become the first publicly-traded iPhone App Incubator Company. In conjunction with this initiative, the Board of Directors of TGFIN appoints Sam Gaer, the largest single shareholder of TGFIN, as President and CEO of iDEV3.

TGFIN hopes to become a leading incubator for application development. See www.idev3.com. After several years of trying to find a suitable merger candidate, the company turned to the talents of its principal shareholders and resumed developing software. The company plans to offer private third party developers a standard range of shares and a potential bonus scheme based upon the success of the application in exchange for the application. In essence, the company will become a cooperative for private developers who wish to “equitize” their ideas quickly and efficiently.  In addition, the company will fund the development of certain applications on its own.

TGFIN Holdings, Inc. (TGFN.OB) (“TGFIN”) a shell company, other than a business combination related shell company, as those terms are defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2) has completed a transaction that has the effect of causing it to cease being a shell company, as defined in Rule 12b-2 by reactivated its previously inactive operating subsidiary, Tradingear.com Incorporated (“Tradingear”) in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.  On February 19, 2010 the Board of Directors of both TGFIN and Tradingear authorized management to enter into a Material Definitive Agreement to purchase a software Applications in exchange for 600,000 options to purchase shares of TGFIN Common Stock at $.03 per share at any time between August 19, 2010 and August 12, 2013. The software applications, known as “SportsCast Baseball” and “SportsCast Basketball” were purchased from Gaer Consulting Group, a Related Party. Gaer Consulting Group is wholly-owned by Sam Gaer, TGFIN’s largest single shareholder. SportsCast Baseball and SportsCast basketball are new software applications with no previous operating history.

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

DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TGFIN Holdings, Inc.

(A Development Stage Company)

North Logan, Utah

We have audited the accompanying balance sheets of TGFIN Holdings, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009, and from inception of the development stage on April 1, 2003 through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGFIN Holdings, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, and from inception of the development stage on April 1, 2003 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of TGFIN Holdings, Inc.'s (a development stage company) internal control over financial reporting as of December 31, 2009 included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

As discussed in Note 6 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 6.  The 2009 and 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 6, 2010

                           TGFIN HOLDINGS, INC.

                      (A Development Stage Company)

                      CONSOLIDATED BALANCE SHEETS

                                 December 31,     December 31,

                                     2009              2008

                                -------------     ------------

ASSETS

Current Assets:

  Cash and cash equivalents       $    23,505     $    316,795

  Prepaid expenses                      1,272           14,135

                                  -----------     ------------

     Total Current Assets              24,777          339,930

Property and equipment, net                 -                -

Deposits                                  500              500

                                 ------------     ------------

     Total Assets                $     25,277     $    331,430

                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable               $      2,696     $      5,380

  Accrued expenses                        438                -

                                 ------------     ------------

     Total Current Liabilities          3,134            5,380

                                 ------------     ------------

Stockholders' Equity:

  Preferred stock ($0.01 par value

     8% cumulative preferred stock,

     1,000,000 shares authorized,

     50,400 shares issued and

     outstanding as of December 31,

     2009 and 2008 respectively)          504              506

  Common stock ($.01 par value,

     50,000,000 shares authorized,

     23,321,045 and 23,020,845 shares

     issued and outstanding at

     December 31, 2009, and 2008

     respectively)                    233,210          230,208

  Additional paid-in-capital        3,780,783        3,775,783

  Retained deficit prior to

   development stage               (1,077,064)      (1,077,064)

  Retained deficit during

   development stage               (2,915,290)      (2,603,383)

                                 ------------     ------------

     Total Stockholders' Equity        22,143          326,050

                                 ------------     ------------

     Total Liabilities and

     Stockholders' Equity        $     25,277     $    331,430

                                 ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                          TGFIN HOLDINGS, INC.

                     (A Development Stage Company)

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         From

                                                      Inception

                                                        Of the

                                                      Development

                                  For the               Stage on

                               Years Ended           April 1, 2003

                               December 31,                To

                             2009          2008    December 31, 2009

REVENUES                  $        -    $         -   $        -

                          ----------    -----------   ----------

OPERATING COSTS              312,970        465,707    3,052,338

                          ----------    -----------   ----------

OPERATING LOSS              (312,970)      (465,707)  (3,052,338)

                          ----------    -----------   ----------

OTHER INCOME:

  INTEREST INCOME              1,063          9,728      137,048

                          ----------    -----------   ----------

    TOTAL OTHER INCOME         1,063          9,728      137,048

                          ----------    -----------   ----------

 NET LOSS                 $ (311,907)   $  (455,979) ($2,915,290)

                          ==========    ===========   ==========

 BASIC AND

 DILUTED LOSS

 PER SHARE:               $     (.01)   $      (.02)

                          ==========    ===========

 Weighted Average

 Number of shares

 Outstanding              23,221,460    22,878,996

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

Net loss from operations

for year ended December

31, 2005

-

    -

   -

       -

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

[Continued]

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

[Continued]

The accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.

             (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Preferred Stock              Common Stock

                                 Par Value $.01             Par Value $.01

                           ------------------------  -----------------------

                                          Preferred                   Common

                           Number          Stock     Number           Stock

                           of shares       Amount    of shares        Amount

                           ------------   ---------  ------------  ---------

Common stock issued for

 compensation                         -  $        -       175,000   $   1,750

Net loss from operations

for year ended December

31, 2007                              -           -             -           -

                           ------------  ----------   -----------   ---------

Balances December 31, 2007       50,500         506    22,720,845     227,208

Common stock issued for

 compensation                         -           -       300,000       3,000

Net loss from operations

for year ended December

31, 2008                              -           -             -           -

                           ------------  ----------   -----------  ----------

Balances December 31, 2008       50,500         506    23,020,845     230,208

Common stock issued for

 compensation                         -           -       300,000       3,000

Conversion of Preferred

 Stock

    (100)

   (2)

 200

2

Net loss from operations

for year ended December

31, 2009                              -           -             -           -

                           ------------  ----------   -----------  ----------

Balances December 31, 2009       50,400  $      504    23,321,045  $  233,210

      ==========  ==========   ===========  ==========

[continued]

The accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.

                   (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      (Continued)

                              Additional     Retained      Total

                              Paid-in        Earnings  Stockholders'

                               Capital      (Deficit)       Equity

Common stock issued for

 compensation              $      9,750    $        -     $   11,500

Net loss from operations

for year ended December

31, 2007                              -      (399,088)      (399,088)

                            -----------    ----------     ----------

Balances December 31, 2007    3,765,908    (3,224,468)       769,154

Common stock issued for

 compensation                     9,875             -         12,875

Net loss from operations

for year ended December

31, 2008                              -      (455,979)      (455,979)

                            -----------    ----------     ----------

Balances December 31, 2008    3,775,783    (3,680,447)       326,050

Common stock issued for

 compensation                     5,000             -          8,000

Conversion of Preferred

 Stock

       -

      -              -

Net loss from operations

for year ended December

31, 2009                              -      (311,907)      (311,907)

                            -----------    ----------     ----------

Balances December 31, 2009  $ 3,780,783   $(3,992,354)    $   22,143

                            ===========   ============    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        TGFIN HOLDINGS, INC.

                    (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS

 From

Inception

Of the

Development

For the               Stage on

Years Ended           April 1, 2003

December 31,                To

   2009           2008       December 31, 2009

                               ----------     ----------      -----------

Cash Flows from

Operating activities:

 Net Loss                  $     (311,907)   $  (455,979)    $ (2,915,290)

 Adjustments to reconcile

 Net loss to net cash

 used in operating

 activities:

  Amortization of deferred

  compensation                          -              -           13,751

  Compensation costs of

  common stock issued

  to employees and consultants      8,000         12,875          135,355

 Cost of common stock issued

  to shareholders                       -              -           16,500

  Changes in assets and

  liabilities

   Decrease (increase) in:

   Accounts receivable                  -              -           31,250

   Prepaid expenses                12,863            371           13,480

   Deposits                             -              -             (500)

   Increase (decrease)in:

   Accounts payable and

   accrued expenses                (2,246)        (7,821)         (224,359)

                                 ---------     ----------       ----------

    Net cash used in Operating

    Activities                   (293,290)      (450,554)       (2,929,813)

                                ----------     ----------       ----------

Net cash provided by

investing activities                     -             -                 -

                                ----------    ----------        ----------

Net cash from financing

Activities                               -             -                 -

                                ----------    ----------        ----------

Net Decrease

in Cash and Cash

Equivalents                       (293,290)     (450,554)       (2,929,813)

Cash and Cash Equivalents,

beginning of year                  316,795       767,349         2,953,318

                                ----------    ----------        ----------

Cash and Cash Equivalents,

end of year                     $   23,505    $  316,795        $   23,505

                                ==========    ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.

                  (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

                                                         From

                                                      Inception

                                                        Of the

                                                      Development

                                  For the               Stage on

                               Years Ended           April 1, 2003

                               December 31,                To

                              2009         2008     December 31, 2009

Cash paid during

the period for:

  Income Taxes                 $         -  $        -      $   12,609

                                ==========  ==========      ==========

  Interest                     $         -  $        -      $        -

                                ==========  ==========      ==========

Supplemental Disclosures

of Non-cash Investing and

Financing Activities:

 Common stock issued

 For accrued liabilities       $        -   $        -      $   51,230

                               ==========   ==========      ==========

 Common stock issued to

  Prior Shareholders           $        -   $        -      $   16,500

                               ==========   ==========      ==========

 Conversion of Preferred

  Stock

$        2   $

-      $        2

==========   ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       TGFIN HOLDINGS, INC.

               (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2009

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

7, 1999. See NOTE 9: SUBSEQUENT EVENT regarding TradinGear.com’s return to operations.

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

                        DECEMBER 31, 2009

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

Investments

The Company accounts for its investments in debt and equity securities in accordance with ASC 320-10,which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale.

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

Impairment of Long-Lived Assets

The Company adopted ASC 360-10, which requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Discontinued operations includes all components of an entity with operations that (1) can be distinguished from the rest of the entity and

                       TGFIN HOLDINGS, INC.

                (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2009

                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets [continued]

(2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs.

Stock-Based Compensation

The Company accounts for the issuance of stock, stock options, stock warrants and other share based payment arrangements in accordance with the provisions of ASC 718-10. We measure compensation costs related to our share-based payment transactions at fair value on the grant date and recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the grant.

On January 1, April 1, and October 1, 2009, the Company issued 300,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance, ranging between $.01 and $.04 per share, resulting in current year compensation expense of $8,000.

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

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with ASC 260-10. Basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Common equivalent shares also include the incremental common shares issuable upon the conversion of the Preferred Stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

                       TGFIN HOLDINGS, INC.

                  (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2009

                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company’s operations have not changed significantly compared to prior years.  The Company’s tax position taken in prior years for deferred income taxes has been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Management reviews these items regularly in light of changes in tax laws and court rulings at both federal and state levels.

To address accounting for uncertainty in tax positions, the Company clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The company also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

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

                        DECEMBER 31, 2009

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” ASC 105 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Abstracts. SFAS 168 became effective for us in the third quarter of 2009 and will not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued a new accounting pronouncement found under Accounting Standards Codification (“ASC”) Topic 855-10 regarding subsequent events (formerly SFAS 165) which defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. We have evaluated all subsequent events through the date of this filing.

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

                        DECEMBER 31, 2009

                           (Continued)

3.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consisted of the following at:

                                                                 Estimated

                                                December 31,      Useful

                                              2009      2008      Lives

          Computer equipment              $ 10,000  $  10,000        5

          Office equipment                       -          -        5

          Leasehold improvements                 -          -        5

                                          --------  ---------

                                            10,000     10,000

          Less: Accumulated depreciation   (10,000)   (10,000)

                                          --------  ---------

                                          $      -  $       -

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

     Net deferred tax assets consist of the following components as of

     December 31, 2009 and 2008:

                                   2009            2008

     Deferred tax assets:

          NOL Carryover       $ 1,468,437      $1,355,200

     Deferred tax liabilities:          -               -

     Valuation allowance       (1,468,437)     (1,355,200)

                              -----------       ---------

     Net deferred tax asset   $         -       $       -

                              ===========       =========

                       TGFIN HOLDINGS, INC.

                 (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2009

                           (Continued)

4.

PROVISION FOR INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

                                        2009            2008

     Book Income                     $ (121,644)  $ (177,832)

     Meals and Entertainment              5,322        5,507

     Stock for Services                   3,120        5,021

     Valuation Allowance                113,202      167,754

                                     ----------   ----------

                                     $        -   $        -

                                     ==========   ==========

At December 31, 2009, the Company had net operating loss carry-forwards of approximately $3,700,000 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the December

31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

5.  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of December 31, 2009 and 2008 and changes during the years then ended, is presented below:

                                    2009                 2008

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

                         ========  ======    =======  ========

                       TGFIN HOLDINGS, INC.

                  (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2009

                           (Continued)

6. GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate since then and has incurred losses each year. For the year ended December 31, 2009 the company lost $311,907 and had a Retained Deficit of $3,992,354. The company’s cash reserves of $23,505 as of December 31, 2009 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire an existing company or begin to operate during the year ending December 31, 2010. See NOTE 9: SUBSEQUENT EVENTS. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital.

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

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of December 31, 2009, there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.

Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at

December 31, 2009 of approximately $465,696 or $9.24 per share.  Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option,

redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated

value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common

                       TGFIN HOLDINGS, INC.

                 (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2009

                           (Continued)

8. CAPITAL STOCK (continued)

Shares on a one share of Preferred Stock for two shares of Common Stock basis. On August 31, 2009 a Preferred shareholder converted 100 shares of Preferred Stock into 200 shares of Common Stock. The potential liability for dividends in arrears is contingent upon the

Company's declaration of a dividend. The Company has represented that it does not intend to declare a dividend.

On January 1, April 1 and October 1, 2009, the Company issued 300,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance, ranging between $.01 and $.03 per share, resulting in current year compensation expense of $8,000.

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

9. SUBSEQUENT EVENT

TGFIN Holdings, Inc. (TGFN.OB) reactivated its previously inactive operating subsidiary, Tradingear.com Incorporated (“Tradingear”) in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.  On February 19, 2010 the Board of Directors of both TGFIN and Tradingear authorized management to enter into a Material Definitive Agreement to purchase software applications in exchange for 600,000 options to purchase shares of TGFIN Common Stock at $.03 per share at any time between August 19, 2010 and August 19, 2013. The software applications, known as “SportsCast Baseball” and SportsCast Basketball” were purchased from Gaer Consulting Group, a related party. Gaer Consulting Group is wholly-owned by Sam Gaer, TGFIN’s largest single shareholder. SportsCast Baseball and SportsCast Basketball are new software applications with no previous operating history. TGFIN Holdings, Inc. a shell company, other than a business combination related shell company, as those terms are defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2) has completed a transaction that has the effect of causing it to cease being a shell company, as defined in Rule 12b-2 by reactivating its previously inactive operating subsidiary, Tradingear.com Incorporated (“Tradingear”) in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.

The Company also announced the appointment of Sam Gaer, the largest single shareholder of TGFIN, as President and CEO of iDEV3 and as a Director, to replace Marni Gaer, who resigned with no disputes.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and procedures

 Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting. The Company’s external auditors were not engaged to examine management's assertion about the effectiveness of internal control over financial reporting as of December 31, 2009 and, accordingly, they did not express an opinion thereon.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Based on our assessment and those criteria, our management believes that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the Company’s 2009 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management believes that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

ITEM 9B. Other Information.

None

                            PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and executive officers

     The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    S. Emerson Lybbert          52           Chairman, President

    Marni Gaer                  43            Director, Secretary

    Aaron Etra                  69            Director

     The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the

Board of Directors. During the fiscal year ended December 31, 2009 there was one meeting of the Board of Directors, at which all Board members were in attendance.

S. Emerson Lybbert - Chairman of the Board, President

     Scott Emerson Lybbert, 52 years old, was appointed CEO and Chairman of

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

1934, as amended, for the fiscal year ended December 31, 2009

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

                         Annual Compensation

                    ____________________________

(a)       (b)       (c)       (d)       (e)

                                             Long-term compensation

Name and                                     ____(f)________(h)______

Principal                                    Restricted      Other

Position    Year        Salary   Bonus   Other Stock Awards

- - ----------- ----      -------- -----   ----- ------------------------

S. Emerson

 Lybbert    2009      $ 70,000    -0-  $  -0-   $ 3,000     -0-

 Chairman   2008       100,000    -0-     -0-     5,000     -0-

 CEO        2007       100,000    -0-     -0-     8,000     -0-

Marni Gaer  2009      $ 41,667    -0-     -0-   $ 1,000     -0-

Director,   2008       100,000    -0-     -0-     4,000     -0-

Counsel     2007       100,000    -0-     -0-     2,000     -0-

Aaron Etra  2009      $   -0-     -0-     -0-   $ 4,000     -0-

Director    2008          -0-     -0-     -0-     1,750     -0-

            2007          -0-     -0-     -0-     1,500     -0-

    Other Items

    There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2009 by any Named Executive Officer.

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

            Shares Acquired      Value         Exercisable/  Exercisable/

     Name  on Exercise (#)     Realized($)   Unexercisable  Unexercisable

    S. Emerson Lybbert

    (Chairman)

       2009   -0-               -0-                   0/0     $0/0

       2008   -0-               -0-                   0/0     $0/0

    Marni Gaer

    (Director)

       2009   -0-               -0-                   0/0     $0/0

       2008   -0-               -0-                   0/0     $0/0

    Aaron Etra

    (Director)

       2009   -0-               -0-                   0/0     $0/0

       2008   -0-               -0-                   0/0     $0/0

     Director Compensation

     At the discretion of the Board of Directors, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director.  No options were granted to Directors or

Officers during the fiscal years ended December 31, 2009 or 2008.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth as of December 31, 2009 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred

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

                                                   Voting

    Name and                   Number             Power and

    Address of              of shares             Percent of

    Beneficial            of outstanding          outstanding

    Owner\Identity           Common               Common

    of Group (1)              Stock                Stock

    Samuel Gaer                6,675,000              28.6%

    1517 North 260 East

    North Logan, UT  84341

    Marni Gaer (2) *           2,400,000              10.3%

    1517 North 260 East

    North Logan, UT  84341

    Kim Hemphill (3)           1,950,351               8.4%

    16006 East Jacobs Road

    Spokane, WA  99217

    Bruce Frank                1,710,584               7.3%

    238 Christopher Street

    Montclair, NJ 07043

    Global Net Financial       1,338,889               5.7%

    7284 West Palmetto Pk. Rd.

    Suite 120

    Boca Raton, FL  33433

    Norman Fuchs                 975,689               4.2%

    5 Flagpole Lane

    East Setauket, NY 11733

    S. Emerson Lybbert *         844,479               3.6%

    1517 North 260 East

    North Logan, UT  84341

    Aaron Etra *                 373,907               1.6%

    1350 Ave of Americas

    29th Floor

    New York, NY  10019

    All executive officers

    and directors as a

    group (3 persons)          3,618,386              15.5%

(1)  Unless otherwise indicated, each person named in the table exercises sole voting and investment power with  respect to all shares beneficially owned. As at the date hereof, TGFIN Holdings, Inc. had outstanding 23,321,045 shares of its common stock.

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

     None

ITEM 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

     Aggregate fees for professional services rendered for the Company by

HJ & Associates, LLC for the years ended December 31, 2009 and 2008 are set forth below.

                              YEAR 2009 YEAR 2008

AUDIT FEES                    $  16,500 $  13,000

AUDIT-RELATED FEES            $       - $       -

TAX FEES                      $     640 $     885

ALL OTHER FEES                $       - $       -

                              --------- ---------

TOTAL                         $  17,140 $  13,885

                              ========= =========

     Audit Fees for the fiscal years ended December 31, 2009 and 2008 were for the audits of the consolidated financial statements of the Company,

quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.  Amounts included are for the respective year's audit work.

     Audit-Related Fees as of the years ended December 31, 2009 and 2008 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

     Tax Fees as of the years ended December 31, 2009 and 2008 were for professional services related to tax compliance, tax authority audit support and tax planning.  Amounts are included in the year billed.

     As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01 (c) (7) (i) (C) under Regulation S-X.

ITEM 15  Exhibits and Financial Statements schedules

(a)(1)(2) Financial Statements. See our audited financial statements for the year ended December 31, 2009, contained in Part II, Item 8, above, which are incorporated by reference.

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

April 6, 2010

By:

/s/ S. Emerson Lybbert

        S. Emerson Lybbert, President

Principal Executive Officer,

Principal Financial Officer

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         TGFIN HOLDINGS, Inc.

Date:

April 6, 2010

By:

/s/ S. Emerson Lybbert

        S. Emerson Lybbert, President

Principal Executive Officer,

Principal Financial Officer

Date:

April 6, 2010

By:

/s/ Marni Gaer

        Marni Gaer, Director

Date:

April 6, 2010

By:

/s/ Aaron Etra

        Aaron Etra, Director