Form 10-Q
period 2010-03-31
TGFIN HOLDINGS INC
filed 2010-05-24
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

                   For the quarterly period ended: March 31, 2010

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         (1) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

Not applicable.

Outstanding Shares

At May 24, 2010 there were 23,321,045 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

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

                                                                   PAGE

    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet

                  as of March 31, 2010 and Audited Consolidated

                  Balance Sheet as of December 31, 2009              4

              Unaudited Condensed Consolidated Statements of

                  Operations, for the Three Month Periods

                  Ended March 31, 2010 and 2009                      5

              Unaudited Condensed Consolidated Statements of Cash

                  Flows, for the Three Month Periods Ended

                  March 31, 2010 and 2009                            6

              Notes to Unaudited Condensed Consolidated

                  Financial Statements                               8

        Item 2.  Management's Discussion and Analysis of Financial

                  Condition or Plan of Operation                    12

        Item 2.  Quantitative and Qualitative Disclosures About

                   Market Risks                                     13

        Item 4.  Controls and Procedures                            13

    PART II. OTHER INFORMATION                                      15

    SIGNATURES                                                      16

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2010

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                      March 31,       December 31,

                                        2010              2009

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $     3,726           23,505

  Accounts receivable                         67                -

  Prepaid expenses                         3,444            1,272

                                    ------------     ------------

     Total Current Assets                  7,237           24,777

Software                                  12,000                -

Deposits                                       -              500

                                    ------------     ------------

     Total Assets                   $     19,237     $     25,277

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                  $      5,272     $      2,696

  Accrued expenses                         2,889              438

  Stock compensation payable               1,000                -

                                    ------------      -----------

     Total Current Liabilities             9,161            3,134

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,500 shares issued

   and outstanding                           504              504

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   23,321,045 and 23,321,045 issued and

   outstanding, respectively             233,210          233,210

 Additional paid-in-capital            3,809,783        3,780,783

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (2,956,357)      (2,915,290)

                                     -----------     ------------

     Total Stockholders' Equity           10,076           22,148

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $     19,237     $     25,277

                                     ===========     ============

These accompanying notes are integral part of these condensed consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                        From

                                                      Inception

                                                       Of the

                                                     Development

                                  For the              Stage on

                             Three Months Ended     April 1, 2003

                                 March 31,               to

                             2010          2009     March 31, 2010

REVENUES                  $       67     $        -  $         67

                          ----------    -----------  ------------

COST OF GOODS SOLD                 -              -             -

                          ----------    -----------  ------------

GROSS PROFIT              $       67     $        -  $         67

                          ----------    -----------  ------------

EXPENSES

  Payroll and related     $   21,731     $   72,397

  Selling, General &

    Administrative            13,487         25,951

  Legal and Professional       5,926         13,547

                          ----------    -----------

   TOTAL OPERATING

    EXPENSE                   41,144        111,895     3,093,481

                          ----------    -----------   -----------

OPERATING LOSS              (41,077)      (111,895)   (3,093,481)

                          ----------    -----------   -----------

OTHER INCOME:

  INTEREST INCOME                 10            587       137,057

                          ----------    -----------   -----------

    TOTAL OTHER INCOME            10            587       137,057

                          ----------    -----------   -----------

 NET LOSS                 $ (41,067)   $  (111,308)  $(2,956,357)

                          ==========    ===========   ===========

 BASIC AND

 DILUTED INCOME

  LOSS PER SHARE:         $    (0.00)   $     (0.00)

                          ==========    ===========

 Weighted Average

 Number of shares

 Outstanding              23,310,045     23,120,845

                          ==========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                           From

                                                         Inception

                                                           Of the

                                                        Development

                                      For The            Stage on

                                Three Months Ended     April 1, 2003

                                     March 31,              To

                                  2010       2009      March 31, 2010

Cash Flows from

Operating Activities:

 Net Loss                     $  (41,067) $ (111,308)   $ (2,956,357)

 Adjustments to reconcile

 net loss to net cash used

 in operating activities:

  Amortization of deferred

  compensation                          -          -          13,751

  Compensation costs of

  common stock issued to

  employees and consultants        1,000       4,000         136,355

  Cost of donated services        17,000           -          17,000

  Cost of common stock

  issued to shareholders               -           -          16,500

  Changes in assets and

  liabilities:

   Decrease (increase)in:

   Accounts receivable               (67)          -          31,183

   Prepaid expenses               (2,172)     (3,641)         11,308

   Deposits                          500           -               -

   Increase (decrease)in:

   Accounts payable and

    accrued expenses               5,027       6,363        (219,332)

                              ----------  ----------     -----------

    Net Cash Used In Operating

    Activities                   (19,779)   (104,586)     (2,949,592)

                              ----------  ----------     -----------

Net Cash Provided By

 Investing Activities:                 -           -               -

                              ----------  ----------     -----------

Cash Flows From Financing

Activities:                            -           -               -

                              ----------  ----------     -----------

Net Decrease

In Cash and Cash

Equivalents                      (19,779)   (104,586)     (2,949,592)

Cash and Cash Equivalents,

Beginning of Period               23,505     316,795       2,953,318

                              ----------  ----------      ----------

Cash and Cash Equivalents,

End of Period                 $    3,726  $  212,209           3,726

                              ==========  ==========      ==========

These accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

                                                             From

                                                           Inception

                                                            Of the

                                                          Development

                                      For The               Stage on

                                Three Months Ended       April 1, 2003

                                       March 31,              To

                                  2010       2009       March 31, 2010

Cash Paid During

the Period For:

  Income Taxes              $        -  $        -      $    12,609

                            ==========  ==========      ===========

  Interest                  $        -  $        -      $         -

                            ==========  ==========      ===========

Supplemental

Disclosures of

Non-cash Investing and

Financing Activities:

 Common stock issued

  For accrued liabilities   $        -   $        -      $   51,230

                            ==========   ==========      ==========

 Common stock issued to

  Prior Shareholders        $        -   $        -      $   16,500

                            ==========   ==========      ==========

 Conversion of Preferred

  Stock

                    $        2   $        -      $        2

                            ==========   ==========      ==========

  Cost of donated services  $   17,000   $        -      $   17,000

                            ==========   ==========      ==========

  Common stock options

  Issued for software

  Purchase                  $    5,114   $        -      $    5,114

                            ==========   ==========      ==========

  Software acquired with

  Common stock options      $   12,000   $        -      $   12,000

                            ==========   ==========      ==========

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 and DECEMBER 31, 2009

NOTE 1: THE COMPANY AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company

The Company consists of TGFIN Holdings, Inc. ("TGFIN") and its sole and wholly-owned operating subsidiary, TradinGear.Com Incorporated ("TradinGear", together, the "Company"). TGFIN was incorporated under the laws of Delaware in March 1985 (originally as Mark, Inc.). TradinGear was incorporated under the laws of the State of Delaware on July 7, 1999. TGFIN Holdings, Inc. previously a shell company, other than a business combination related shell company, as those terms are defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2) completed a transaction on February 19, 2010 that had the effect of causing it to cease to be a shell company, as defined in Rule 12b-2 by reactivating its previously inactive operating subsidiary, Tradingear.com Incorporated (“Tradingear”) in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.

TradinGear produces software applications (“Apps”) for telephones and other hand-held devices.

Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit.  They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2010 and the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the respective full years.

Revenue recognition

The company sells its current software at the Online Apple Store, which records all sales made on a daily basis. The company recognizes its portion of the sales as revenue as of the date of the sale.

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2010 there were no other claims asserted or threatened against the Company.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 and DECEMBER 31, 2009

(Continued)

NOTE 3: GOING CONCERN QUALIFICATION

The Company had been a Development Stage Company from April 1, 2003 to February 19, 2010. It had continuously sought an acceptable merger or acquisition candidate during that period and had incurred losses each year. For the quarter ended March 31, 2010 the company lost $41,068 and had a Retained Deficit of $4,016,421. The company’s cash reserves of $3,726 as of March 31, 2010 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2010. See NOTE 7: SUSEQUENT EVENT: On April 1, 2010 and May 3, 2010, the company received additional cash in the form of Convertible Notes payable for $5,000 and $10,000, respectively. Nevertheless, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire existing Apps or companies, and continue to operate during the year ending December 31, 2010. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital if sufficient capital is not raised from operations.

NOTE 4: RELATED PARTY TRANSACTION

On February 19, 2010 the company entered into a Material Definitive Agreement to purchase software applications in exchange for 600,000 options to purchase shares of TGFIN Common Stock at $.03 per share at any time between August 19, 2010 and August 12, 2013. The software applications, known as “SportsCast Baseball” and “SportsCast Basketball” were purchased from Gaer Consulting Group, a Related Party. Gaer Consulting Group is wholly-owned by Sam Gaer, TGFIN’s largest single shareholder. SportsCast Baseball and SportsCast basketball are new software applications with no previous operating history. The software has been recorded at predecessor cost as required for a related party transaction.  The Company estimated the fair value of the stock options as of the agreement date by using the Black-Scholes option pricing model. See also NOTE 7: SUBSEQUENT EVENT for description of funding provided by Sam Gaer to the company.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 and DECEMBER 31, 2009

(Continued)

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

Included in the balance at March 31, 2010, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,321,045 were outstanding at March 31, 2010.

On February 19, 2010 the company issued 600,000 options to purchase common shares of TGFIN Common Stock at $.03 per share at any time between August 19, 2010 and August 12, 2013. See also NOTE 4: RELATED PARTY TRANSACTION.

On January 1, 2010 the Company requested 100,000 shares of common stock to a Director in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.01 per share, resulting in compensation expense of $1,000, and since as of May 24, 2010, the shares have not been issued, stock compensation payable of $1,000 has been accrued.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 and DECEMBER 31, 2009

(Continued)

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of March 31, 2010 there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at March 31, 2010 of approximately $479,808 or $9.52 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held.  The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

NOTE 7: SUBSEQUENT EVENT

On April 1, 2010 and May 3, 2010, the company received additional cash in the form of Convertible Notes payable for $5,000 and $10,000, respectively. The Convertible Notes are payable on Demand, bear interest at 8% per annum and are convertible into common stock at $.03 per share at any time the holder desires.

PART 1 FINANCIAL INFORMATION (Continued)

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2009. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three months ended March 31, 2010 and March 31, 2009 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2010 may not be indicative of results expected for the entire fiscal year ended December 31, 2009.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $41,144 for the three months ended March 31, 2010 decreased $70,751, or 63.2%, versus those of the three months ended March 31, 2009 due primarily to the following: 1) a decrease in payroll and related expense of $50,666, or 70% (net of an increase of $17,000 or 100% in the non-cash cost of donated labor) due primarily to a reduction in workload and the voluntary reduction in salaries taken by the company’s employee and officers; 2) a decease in Selling, General and Administrative expenses of $12,464, or 48% due primarily to a decrease in travel and meals and entertainment expenses of $10,644 or 96.2%; and 3) a decrease in Legal and Professional expenses of $7,621, or 56.3% due primarily to a reduction in Legal expense of $6,000, or 100%. Interest income of $9 decreased $576 or 98.5% over that of the three months ended March 31, 2009 because of lower amounts of cash on hand.

PLAN OF OPERATIONS

   Management's Plans are to seek App providers who wish to “equitize” their Apps’ potential by selling their developed App(s) for shares in TGFIN.

The company will always be open to other merger or acquisition candidates, depending upon the circumstances and opportunity offered. Management's main objective is to seek to increase shareholder value. All viable alternatives will be evaluated, including, but not limited to: investments, mergers, purchases, or the offering of Company securities, etc. Alternatives that provide existing shareholders with the greatest potential benefit will be favored.

    Management encourages its shareholders to communicate directly with the Company for its typical investor relations, including address changes and for general corporate information by calling or writing to the Company at its administrative offices or by posting a message to idev3.com. Management also encourages shareholders to keep their address current with the Company.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2010 there were no other claims asserted or threatened against the

Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $479,808. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Removed and Reserved

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

Date: May 24, 2010

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer