Form 10-Q
period 2010-06-30
TGFIN HOLDINGS INC
filed 2010-08-23
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

                   For the quarterly period ended: June 30, 2010

or

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

Not applicable.

Outstanding Shares

At August 14, 2010 there were 23,321,045 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

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

                                                                   PAGE

    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet

                  as of June 30, 2010 and Audited Consolidated

                  Balance Sheet as of December 31, 2009              3

              Unaudited Condensed Consolidated Statements of

                  Operations, for the Three and Six Month Periods

                  Ended June 30, 2010 and 2009                       4

              Unaudited Condensed Consolidated Statements of Cash

                  Flows, for the Six Month Periods Ended

                  June 30, 2010 and 2009                             5

              Notes to Unaudited Condensed Consolidated

                  Financial Statements                               7

         Item 2.  Management's Discussion and Analysis of Financial

                  Condition or Plan of Operation                    12

         Item 3.  Quantitative and Qualitative Disclosures About

                  Market Risks                                      13

         Item 4.  Controls and Procedures                           13

    PART II. OTHER INFORMATION                                      14

    SIGNATURES                                                      14

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2010

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                      June 30,        December 31,

                                        2010              2009

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $     3,744           23,505

  Accounts receivable                        155                -

  Prepaid expenses                         9,767            1,272

                                    ------------     ------------

     Total Current Assets                 13,666           24,777

Software, net of $1,449 of

 Accumulated amortization                 10,551                -

Deposits                                       -              500

                                    ------------     ------------

     Total Assets                   $     24,217     $     25,277

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                  $     13,491     $      2,696

  Accrued expenses                           171              438

  Stock compensation payable               3,000                -

  Convertible notes payable               20,000                -

                                    ------------      -----------

     Total Current Liabilities            36,662            3,134

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,400 shares issued

   and outstanding                           504              504

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   23,321,045 and 23,321,045 issued and

   outstanding, respectively             233,210          233,210

 Additional paid-in-capital            3,821,782        3,780,783

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (2,990,877)      (2,915,290)

                                     -----------     ------------

     Total Stockholders' Equity          (12,445)          22,143

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $     24,217     $     25,277

                                     ===========     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                              From

                                                            Inception

                                                              Of the

                                                            Development

                          For the            For the           Stage on

                   Three Months Ended   Six Months Ended    April 1, 2003

                         June 30,           June 30,             to

                    2010         2009   2010        2009    June 30, 2010

REVENUES            $    155  $       - $   222           -  $        222

                    --------  --------- -------   ---------   -----------

COST OF GOODS SOLD         -          -       -           -

                    --------  --------- -------   ---------

GROSS PROFIT        $    155  $       - $   222           -  $        222

                    --------  --------- -------   ---------   -----------

EXPENSES

Payroll and related $ 14,173  $  55,379 $ 35,904 $  128,401

Selling, General &

  Administrative      10,780     28,162   24,266     53,488

Legal and

  Professional         8,276      8,987   14,202     22,534

Amortization           1,449          -    1,449          -

                    --------   -------- --------  ---------

 TOTAL OPERATING

  EXPENSE             34,678     92,528   75,821    204,423     3,128,159

                    --------   -------- --------  ---------   -----------

OPERATING LOSS      (34,523)  (92,528) (75,599)  (204,423)   (3,127,937)

                    --------   -------- --------  ---------   -----------

OTHER INCOME:

  INTEREST INCOME          3        311       12        898       137,060

                    --------   -------- --------  ---------   -----------

TOTAL OTHER INCOME         3        311       12        898       137,060

                    ---------  -------- --------  ---------   -----------

 NET LOSS           $(34,520) $(92,217)$(75,587) $(203,525)  $(2,990,877)

                    ========   ======== ========  =========   ===========

 BASIC AND

 DILUTED INCOME

  LOSS PER SHARE:   $  (0.00) $  (0.00) $  (0.00)   $   (0.01)

                    ========  ========= ========    ==========

 Weighted Average

 Number of shares

 Outstanding      23,321,045  23,220,845 23,321,045  23,171,121

                  ==========  ========== ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                        From

                                                      Inception

                                                         Of the

                                                      Development

                                      For The          Stage on

                                Six Months Ended      April 1, 2003

                                     June 30,              To

                                  2010       2009      June 30, 2010

Cash Flows from

Operating Activities:

 Net Loss                     $  (75,587) $ (203,525)   $ (2,990,877)

 Adjustments to reconcile

 net loss to net cash used

 in operating activities:

  Amortization of deferred

  compensation                         -           -          13,751

  Compensation costs of

  common stock issued to

  employees and consultants        3,000       7,000         138,355

  Cost of donated services        29,000           -          29,000

  Cost of common stock

  issued to shareholders               -           -          16,500

  Amortization expense             1,449           -           1,449

  Changes in assets and

  liabilities:

   Decrease (increase)in:

   Accounts receivable              (155)          -          31,095

   Prepaid expenses               (8,495)        748           4,985

   Deposits                          500           -               -

   Increase (decrease)in:

   Accounts payable and

    accrued expenses              10,527       1,476        (213,832)

                               ---------   ---------      ----------

    Net Cash Used In Operating

    Activities                   (39,761)   (194,301)     (2,969,574)

                              ----------  ----------     -----------

Net Cash Provided By

 Investing Activities:                 -           -               -

                              ----------  ----------     -----------

Cash Flows From Financing

Activities:

  Proceeds from the issuance

    Of Convertible Notes

    Payable                       20,000           -          20,000

                              ----------  ----------     -----------

    Net Cash From Financing

    Activities                    20,000           -          20,000

                              ----------  ----------     -----------

Net Decrease

In Cash and Cash

Equivalents                      (19,761)   (194,301)     (2,949,574)

Cash and Cash Equivalents,

Beginning of Period               23,505     316,795       2,953,318

                              ----------  ----------      ----------

Cash and Cash Equivalents,

End of Period                 $    3,744  $  122,494      $    3,744

                              ==========  ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

                                                             From

                                                           Inception

                                                            Of the

                                                          Development

                                      For The               Stage on

                                  Six Months Ended       April 1, 2003

                                       June 30,              To

                                  2010       2009        June 30, 2010

Cash Paid During

the Period For:

  Income Taxes              $        -  $        -      $    12,609

                            ==========  ==========      ===========

  Interest                  $        -  $        -      $         -

                            ==========  ==========      ===========

Supplemental

Disclosures of

Non-cash Investing and

Financing Activities:

 Common stock issued

  For accrued liabilities   $        -   $        -      $   51,230

                            ==========   ==========      ==========

 Common stock issued to

  Prior Shareholders        $        -   $        -      $   16,500

                            ==========   ==========      ==========

 Conversion of Preferred

  Stock                     $        2   $        -      $        2

                            ==========   ==========      ==========

  Cost of donated services  $   29,000   $        -      $   29,000

                            ==========   ==========      ==========

  Common stock options

  Issued for software

  Purchase                  $    5,114   $        -      $    5,114

                            ==========   ==========       =========

  Software acquired with

  Common stock options      $   12,000   $        -      $   12,000

                            ==========   ==========      ==========

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 and DECEMBER 31, 2009

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

June 30, 2010 and the results of operations and cash flows for the three and six month periods ended June 30, 2010 and 2009 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's

December 31, 2009 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the respective full years.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 and DECEMBER 31, 2009

(Continued)

Revenue recognition

The company sells its current software at the Online Apple Store, which records all sales made on a daily basis. The company recognizes its portion of the sales as revenue as of the date of the sale.

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of June 30, 2010 there were no other claims asserted or threatened against the Company.

NOTE 3: GOING CONCERN QUALIFICATION

The Company had been a Development Stage Company since April 1, 2003. It had continuously sought an acceptable merger or acquisition candidate during that period and had incurred losses each year. For the quarter ended June 30, 2010 the company lost $34,520 and had a Retained Deficit of $4,067,941. The company’s cash reserves of $3,744 as of June 30, 2010 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2010. See NOTE 7: SUBSEQUENT EVENT: On August 18, 2010 the company received additional cash in the form of Convertible Notes payable for $11,500. Nevertheless, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

JUNE 30, 2010 and DECEMBER 31, 2009

NOTE 4: RELATED PARTY TRANSACTIONS

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

Convertible Notes Payable

                                                       June 30,

                                                    2010         2009

Convertible 8% Demand Notes Payable              $   20,000   $       -

                                                 ----------   ---------

       Total Notes payable                       $   20,000   $       -

                                                 ==========   =========

The Convertible 8% Notes Payable were originated on April 1, May 3, and June 22, 2010 for $5,000; $10,000; and $5,000, respectively, to reflect working capital funding provided by Sam Gaer, the company’s single largest shareholder. The Notes are convertible into common stock of TGFIN at $.03 per share at any time at the holder’s option. Accrued interest related to these notes for the six months ended June 30, 2010 was $171.

NOTE 5:  PROVISION FOR INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of Utah. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes, on January 1, 2007.  Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 and DECEMBER 31, 2009

NOTE 5:  PROVISION FOR INCOME TAXES (continued)

for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Included in the balance at June 30, 2010, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,321,045 were outstanding at June 30, 2010.

On February 19, 2010 the company issued 600,000 options to purchase common shares of TGFIN Common Stock at $.03 per share at any time between August 19, 2010 and August 12, 2013. See also NOTE 4: RELATED PARTY TRANSACTION.

On January 1 and April 1, 2010 the Company requested 100,000 shares of common stock for each a Director and Officer in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.01 and $.02 per share, respectively, resulting in compensation expense of $3,000. As of August 14, 2010 the shares have not been issued, resulting in Stock Compensation Payable of $3,000.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of June 30, 2010 there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at June 30, 2010 of approximately $479,808 or $9.52 per share.

Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held.  The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 and DECEMBER 31, 2009

NOTE 6:  CAPITAL STOCK (Continued)

requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

NOTE 7: SUBSEQUENT EVENT

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than the event described below, no other material subsequent events exist.

On August 18, 2010 the company received additional cash in the form of Convertible Notes payable for $11,500. The Convertible Notes are payable on Demand, bear interest at 8% per annum and are convertible into common stock at $.03 per share at any time the holder desires.

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

The information set forth and discussed below for the three and six months ended June 30, 2010 and 2009, is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended June 30, 2010 may not be indicative of results expected for the entire fiscal year ended December 31, 2009.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $34,678 for the three months ended June 30, 2010 decreased $57,850, or 62.5%, versus those of the three months ended June 30, 2009 due primarily to the following: 1) a decrease in payroll and related expense of $41,206, or 74.4% (net of an increase of $12,000, or 100%, in the non-cash cost of donated labor) due primarily to a reduction in workload and the voluntary reduction in salaries taken by the company’s employee and officers and 2) a decease in Selling, General and Administrative expenses of $17,382, or 61.7% due primarily to a decrease in travel and meals and entertainment expenses of $13,459 or 97.8%.

Operating costs of $75,821 for the six months ended June 30, 2010 decreased $128,602, or 62.9%, versus those of the six months ended June 30, 2009 due primarily to the following: 1) a decrease in payroll and related expense of $92,497, or 72% (net of an increase of $29,000, or 100%, in the non-cash cost of donated labor) due primarily to a reduction in workload and the voluntary reduction in salaries taken by the company’s employee and officers;  2) a decease in Selling, General and Administrative expenses of $29,222, or 54.6% due primarily to a decrease in travel and meals and entertainment expenses of $23,707 or 97.1%; and a decrease in Legal and Professional expenses of

$8,332, or 37% due primarily to a decrease in legal expense of $12,000, or 100%.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first or second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of June 30, 2010 there were no other claims asserted or threatened against the

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

ITEM 4 Removed and Reserved.

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

Date: August 23, 2010

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer