Form 10-K/A
period 2009-12-31
TGFIN HOLDINGS INC
filed 2010-12-21
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                 FORM 10-K /A

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

1 01 North Main Street, Suite B

Smithfield, Utah 84335

(Address of Principal Executive Offices)

(435) 563-8080

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

December 31, 2009.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

At March 31, 2010 there were 23,421,045 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

We are amending this 10K to update the dates of the certifications.

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

                            ===========   ===========     ==========

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

  Changes in assets and

  liabilities

   Decrease (increase) in:

   Accounts receivable                  -              -           31,250

   Prepaid expenses                12,863            371           13,480

   Deposits                             -              -             (500)

   Increase (decrease)in:

   Accounts payable and

   accrued expenses                (2,246)        (7,821)         (224,359)

                                 --------      ---------        ----------

    Net cash used in Operating

    Activities                   (293,290)      (450,554)       (2,929,813)

                                ---------      ---------        ----------

Net cash provided by

investing activities                    -              -                 -

                                ---------     ----------        ----------

Net cash from financing

Activities                              -              -                 -

                                ---------     ----------        ----------

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of TGFIN Holdings, Inc. are being made only in accordance with authorizations of management and directors of TGFIN Holdings, Inc.; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TGFIN Holdings, Inc.’ s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission .

Based on our assessment and those criteria, our management believes that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for TGFIN Holdings, Inc. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

Changes in Internal Control.   There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the Company’s 2009 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment and those criteria, our management concluded that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

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

1934, as amended, for the fiscal year ended December 31, 2009.

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

December 21, 2010

By:

/s/ S. Emerson Lybbert

        S. Emerson Lybbert, President

Principal Executive Officer,

Principal Financial Officer

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         TGFIN HOLDINGS, Inc.

Date:

December 21, 2010

By:

/s/ S. Emerson Lybbert

        S. Emerson Lybbert, President

Principal Executive Officer,

Principal Financial Officer

Date:

December 21, 2010

By:

/s/ Marni Gaer

        Marni Gaer, Director

Date:

December 21, 2010

By:

/s/ Aaron Etra

        Aaron Etra, Director