Form 10-Q/A
period 2010-03-31
TGFIN HOLDINGS INC
filed 2010-12-21
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

101 North Main Street, Suite B

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

EXPLANATORY NOTE

We are amending this 10Q to update the dates of the certifications.

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

Date: December 21 , 2010

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer