Form 10-Q/A
period 2010-06-30
TGFIN HOLDINGS INC
filed 2010-12-21
CIK 876134

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

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                              From

                                                            Inception

                                                              Of the

                                                            Development

                          For the            For the           Stage on

                   Three Months Ended   Six Months Ended    April 1, 2003

                          June 30,           June 30,             to

                     2010         2009   2010        2009     June 30, 2010

REVENUES            $    155  $       - $   222           -  $        222

                    --------  --------- -------   ---------   -----------

COST OF GOODS SOLD         -          -       -           -

                    --------  --------- -------   ---------

GROSS PROFIT        $    155  $       - $   222           -  $        222

                    --------  --------- -------   ---------   -----------

EXPENSES

Payroll and related $ 14,173  $  55,379 $ 35,904 $  128,401

Selling, General &

  Administrative      10,780     28,162   24,266     53,488

Legal and

  Professional         8,276      8,987   14,202     22,534

Amortization           1,449          -    1,449          -

                    --------   -------- --------  ---------

 TOTAL OPERATING

  EXPENSE             34,678     92,528   75,821    204,423     3,128,159

                    --------   -------- --------  ---------   -----------

OPERATING LOSS      (34,523)  (92,528) (75,599)  (204,423)   (3,127,937)

                    --------   -------- --------  ---------   -----------

OTHER INCOME:

  INTEREST INCOME          3        311       12        898       137,060

                    --------   -------- --------  ---------    ----------

TOTAL OTHER INCOME         3        311       12        898       137,060

                    ---------  -------- --------  ---------    ----------

 NET LOSS           $(34,520) $(92,217)$(75,587) $(203,525)  $(2,990,877)

                    ========  ========= ========  =========   ===========

 BASIC AND

 DILUTED INCOME

  LOSS PER SHARE:   $  (0.00) $  (0.00) $  (0.00) $   (0.01)

                    ========  ========= ========  =========

 Weighted Average

 Number of shares

 Outstanding      23,321,045  23,220,845 23,321,045  23,171,121

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