Form 10-Q/A
period 2010-09-30
TGFIN HOLDINGS INC
filed 2010-12-21
CIK 876134

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

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 2010

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    September 30,     December 31,

                                        2010              2009

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $     3,269           23,505

  Prepaid expenses                         3,094            1,272

                                    ------------     ------------

     Total Current Assets                  6,363           24,777

Software, net of $2,449 of

 Accumulated amortization                  9,551                -

Deposits                                       -              500

                                    ------------     ------------

     Total Assets                   $     15,914     $     25,277

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                  $      4,201     $      2,696

  Accrued expenses                           560              438

  Stock compensation payable               3,000                -

  Convertible notes payable               31,500                -

                                    ------------      -----------

     Total Current Liabilities            39,261            3,134

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,400 shares issued

   and outstanding                           504              504

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   23,321,045 and 23,321,045 issued and

   outstanding, respectively             233,210          233,210

 Additional paid-in-capital            3,833,783        3,780,783

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (3,013,780)      (2,915,290)

                                     -----------     ------------

     Total Stockholders' Equity          (23,347)          22,143

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $     15,914     $     25,277

                                     ===========     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                               From

                                                             Inception

                                                               Of the

                                                            Development

                         For the            For the           Stage on

                   Three Months Ended   Nine Months Ended   April 1, 2003

                        September 30,      September 30,          to

                     2010         2009   2010        2009  September 30, 2010

REVENUES            $     42  $       - $   264           -  $        264

                    --------  --------- -------   ---------   -----------

COST OF GOODS SOLD         -          -       -           -

                    --------  --------- -------   ---------

GROSS PROFIT        $     42  $       - $   264           -  $        264

                    --------  --------- -------   ---------   -----------

EXPENSES

Payroll and Related $ 12,000  $  23,412 $ 47,904 $  151,813

Selling, General &

  Administrative       7,504     28,130   31,770     81,346

Legal and

  Professional         2,442      4,213   16,644     27,019

Amortization           1,000          -    2,449          -

                    --------   -------- --------  ---------

 TOTAL OPERATING

  EXPENSE             22,946     55,755   98,767    260,178     3,151,105

                    --------   -------- --------  ---------   -----------

OPERATING LOSS      (22,904)  (55,755) (98,503)  (260,178)   (3,150,841)

                    --------   -------- --------  ---------   -----------

OTHER INCOME:

  INTEREST INCOME          1        116       13      1,014       137,061

                    --------   -------- --------   --------     ----------

TOTAL OTHER INCOME         1        116       13      1,014       137,061

                    ---------  -------- --------   --------     ----------

 NET LOSS           $(22,903) $(55,369)$(98,490) $(259,164)  $(3,013,780)

                    ========   ======== ========  =========    ==========

 BASIC AND

 DILUTED INCOME

  LOSS PER SHARE:   $  (0.00) $  (0.00) $  (0.00)  $  (0.01)

                    ========  ========  ========   ========

 Weighted Average

 Number of shares

 Outstanding      23,321,045 23,220,845 23,321,045 23,187,878

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

Date: December 21, 2010

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer