Form 10-K
period 2010-12-31
TGFIN HOLDINGS INC
filed 2011-04-15
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT of 1934

                   For the fiscal year ended: December 31, 2010

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

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $131,277 at December 31, 2010, computed at the closing quotation for the Registrant's common stock of $0.01 as of December 31, 2010.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

At April 14, 2011 there were 23,321,045 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

Documents Incorporated by Reference

None

                                    PART I

ITEM 1.  Business

Form and Year of Organization

     The Registrant consists of TGFIN Holdings, Inc. (“TGFIN,” non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (“Tradingear,” combined, the "Company"). The Company reactivated its previously inactive operating subsidiary, Tradingear in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.  On February 19, 2010 Tradingear purchased software applications in exchange for 600,000 options to purchase shares of TGFIN Common Stock at $.03 per share at any time between August 19, 2010 and August 19, 2013.

     TGFIN Holdings, Inc. was incorporated under the laws of Delaware in March 1985 as Mark, Inc. From March 1992 to September 12, 2002 TGFIN Holdings, Inc. was known as Digitran Systems, Incorporated ("DSI").On September 12, 2002 DSI acquired TradinGear.com, Incorporated in a reverse merger whereby the shareholders of TradinGear.com, Incorporated acquired control of DSI and (effective September 13, 2002) changed its name to TGFIN Holdings, Inc.; at which time, TradinGear.com, Incorporated (incorporated under the laws of the State of Delaware on July 7, 1999) became the operating subsidiary of TGFIN Holdings, Inc. TGFIN Holdings, Inc. sold the assets of Tradingear.com Incorporated effective March 31, 2003.

BUSINESS OF TRADINGEAR.COM, INCORPORATED:

     Principal products or services and their markets

     The Company currently develops software Applications (“APPS”) for the Apple iphone and other devices. These software applications, known as “SportsCast Baseball,” SportsCast Basketball, and SportsCast Soccer,” were purchased from Gaer Consulting Group, a related party. Gaer Consulting Group was wholly-owned by Sam Gaer, TGFIN’s largest single shareholder. These applications were new software applications with no previous operating history.

     Marketing and Distribution methods

     The Applications are sold online at the Apple Store, which charges a 30% fee for marketing and distribution.

     Competitive business conditions

     There are currently approximately 135,000 active Apps available at the Apple Store. Developers range from small, single App developers, to large professional clearing house incubators. Competition for ideas is intense and many competitors advertise to attract ideas and even offer to co-develop Apps with the idea originator. The Company offered developers Shares of TGFIN common stock in exchange for their Apps. This is an avenue the Company still continues to offer and evaluate.

     Patents, Copyrights and Trademarks

     The Company owns the copyrights and trade names for all the Apps it has purchased.

     Research and Product Development

     The company spent no resources on research and project development in 2010 and 2009. However, Gaer Consulting group, a related party, spent $12,000 in developing the Apps that were purchased by the Company. The Company capitalized this cost when it purchased the Apps.

     Employees

     As of December 31, 2010 and 2009, the Company had no employees. Two former part-time employees donate their time to the company. The estimated cost of work provided is imputed and recorded as a non-cash expense of the company. The Company is not a party to any collective bargaining agreements.

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

ITEM 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide risk factors.

ITEM 2  Properties.

     The company has no real properties and has no lease obligations.

ITEM 3  Legal Proceedings.

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2010 there were no claims asserted or threatened against the Company.

ITEM 4  Removed and Reserved.

                                   PART II

ITEM 5 Market for Registrant’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities.

     The Company's common shares trade on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "TGFN.OB" or “TGFN.PK”. The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for those shares. Such prices reflect inter dealer prices, without retail markup, mark down or commission and may not necessarily represent actual transactions.

                                    2010                       2009

                         High Close    Low Close      High Close  Low Close

1st  Quarter             $ .08         $ .01          $ .04       $ .02

2nd  Quarter               .02           .01            .04         .01

3rd  Quarter               .02           .01            .09         .01

4th  Quarter               .02           .01            .03         .01

Shareholders

     As of December 31, 2010, the Company had 807 record holders of its Common Stock, and 14 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock) as reflected on the books of the Company's transfer agent.

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

     Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15.  No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2010 of approximately $493,920 or $9.80 per share.  Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. There are not sufficient preferred shares (left unconverted) to trade publicly and the financial condition of the company has made the probability of dividend payment to preferred shareholders unlikely.

Securities authorized for issuance under equity compensation plans.

     None

Description of Securities

     Common Stock

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,321,045 were outstanding as of December 31, 2010. Holders of common stock are entitled to one vote per share. As of December 31, 2010 the company had recorded Stock compensation payable in the amount of $13,000 for stock compensation not yet paid to an officer and board member for services rendered during and prior to the year ended December 31, 2010.

     Preferred Stock

     The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of December 31, 2010 there were 50,400 shares outstanding.

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

Management's Discussion and Analysis:

     The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The information set forth and discussed below for the years ended December 31, 2010 and December 31, 2009 was derived from the consolidated financial statements included elsewhere herein.

RESULTS OF OPERATIONS

2010 VERSUS 2009

     Operating costs for the year ended December 31, 2010 of $131,574 decreased $181,396 or 58.0%, over those of the year ended December 31, 2009 of $312,970 due primarily to: (1) reduced payroll expenses of $106,132 or 60.2%(the payroll expenses for 2010 consisted of $55,000 of non-cash, imputed cost of labor donated, and $13,000 of stock compensation costs for shares not yet issued); (2) reduced Selling, General and Administrative costs of $68,492, or 64.8%, mostly due to reduced travel, meals and entertainment expenses of $45,119 or 97.8% and reduced employee-related expenses of $21,927, or 99.4%; and (3)  reduced Legal and Professional expenses of $9,438 or 31.5%; due to decisions made by management to preserve cash, and due to the lack of cash. Operations were funded in 2010 by Sam Gaer, the company’s single largest shareholder in the form of Demand Notes payable.

Liquidity and Capital Resources:

     At its current level of operations, the Company will need to begin profitable operations and or raise additional capital during the next fiscal year.

     The Company purchased software for the carryover-basis cost of $12,000 with 600,000 options to purchase its common stock within a three year period. There were no capital expenditures in 2009. Additional Capital expenditures could be made in conjunction with additional business combinations or investments.

CURRENT PLAN OF OPERATIONS

The company plans to merge with or acquire an existing company during the year ending December 31, 2011. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital.

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

DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TGFIN Holdings, Inc.

(A Development Stage Company)

North Logan, Utah

We have audited the accompanying consolidated balance sheets of TGFIN Holdings, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended,  and from inception of the development stage on April 1, 2003 through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TGFIN Holdings, Inc. (a development stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and from inception of the development stage on April 1, 2003 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 6.  The 2010 and 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 15, 2011

December 31, 2010

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                        CONSOLIDATED BALANCE SHEETS

                                    December 31,     December 31,

                                        2010              2009

                                    -------------     ------------

ASSETS

Current Assets:

  Cash and cash equivalents          $     3,692           23,505

  Prepaid expenses                           463            1,272

                                    ------------     ------------

     Total Current Assets                  4,155           24,777

Software, net of $3,449 of

 Accumulated amortization                  8,551                -

Deposits                                       -              500

                                    ------------     ------------

     Total Assets                   $     12,706     $     25,277

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                  $      9,153     $      2,696

  Accrued expenses                         1,204              438

  Stock compensation payable              13,000                -

  Convertible notes payable               31,500                -

                                    ------------      -----------

     Total Current Liabilities            54,857            3,134

                                    ------------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,400 shares issued

   and outstanding                           504              504

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   23,321,045 and 23,321,045 issued and

   outstanding, respectively             233,210          233,210

 Additional paid-in-capital            3,847,782        3,780,783

 Retained deficit prior to

   development stage                  (1,077,063)      (1,077,064)

 Retained deficit during

   development stage                  (3,046,584)      (2,915,290)

                                     -----------     ------------

     Total Stockholders' Equity          (42,151)          22,143

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $     12,706     $     25,277

                                     ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    From

                                                  Inception

                                                   Of the

                                                 Development

                           For the                 Stage on

                         Years Ended            April 1, 2003

                         December 31,                to

                       2010         2009      December 31, 2010

REVENUES            $    264     $       -       $        264

                    --------     ---------        -----------

EXPENSES

 Operating expenses  128,125       312,970          3,180,463

 Amortization          3,449             -              3,449

                    --------      --------        -----------

 TOTAL OPERATING

  EXPENSE            131,574       312,970          3,183,912

                    --------      --------         ----------

OPERATING LOSS      (131,310)    (312,970)        (3,183,648)

                    --------      --------         ----------

OTHER INCOME:

  INTEREST INCOME         16         1,063            137,064

                    --------      --------         ----------

TOTAL OTHER INCOME        16         1,063            137,064

                    ---------     --------         ----------

 NET LOSS          $(131,294)    $(311,907)      $ (3,046,584)

                    ========      ========         ==========

 BASIC AND

 DILUTED INCOME

  LOSS PER SHARE:   $  (0.01)     $  (0.01)

                    ========      ========

 Weighted Average

 Number of shares

 Outstanding      23,321,045    23,221,460

                  ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

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

                        December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

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

[Continued]

The accompanying notes are an integral part of these consolidated financial statements.

                       December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                  (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          (Continued)

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

Net loss from operations

for year ended December

31, 2009                              -           -             -           -

                           ------------  ----------   -----------  ----------

Balances December 31, 2009       50,400  $      504    23,321,045  $  233,210

Imputed cost of donated

Labor                                 -           -             -           -

Cost of Software purchase             -           -             -           -

Net loss from operations

for year ended December

31, 2010                              -           -             -           -

                           ------------  ----------   -----------  ----------

Balances December 31, 2010       50,400  $      504    23,321,045  $  233,210

                             ==========  ==========   ===========  ==========

[continued]

The accompanying notes are an integral part of these consolidated financial statements.

                         December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

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

Net loss from operations

for year ended December

31, 2009                              -      (311,907)      (311,907)

                            -----------    ----------     ----------

Balances December 31, 2009  $ 3,780,783   $(3,992,354)    $   22,143

Imputed cost of donated

Labor                            55,000             -         55,000

Cost of software purchase        12,000             -         12,000

Net loss from operations

for year ended December

31, 2010                              -      (131,294)      (131,294)

                            -----------    ----------     ----------

Balances December 31, 2010  $ 3,847,782   $(4,123,648)    $  (42,151)

                            ===========   ============    ==========

The accompanying notes are an integral part of these consolidated financial statements.

             December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                  (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS         From

                                                            Inception

                                                              Of the

                                                            Development

                                        For the               Stage on

                                      Years Ended           April 1, 2003

                                      December 31,                To

                                 2010           2009       December 31, 2010

                               ----------     ----------      -----------

Cash Flows from

Operating activities:

 Net Loss                  $     (131,294)   $  (311,907)    $ (3,046,584)

 Adjustments to reconcile

 Net loss to net cash

 used in operating

 activities:

  Amortization of deferred

  compensation                          -              -           13,751

  Amortization of software          3,449              -            3,449

  Compensation costs of

  common stock awarded

  to employees and consultants     13,000          8,000          148,355

  Cost of Imputed labor            55,000              -           55,000

 Cost of common stock issued

  to shareholders                       -              -           16,500

  Changes in assets and

  liabilities

   Decrease (increase) in:

   Accounts receivable                  -              -           31,250

   Prepaid expenses                   809         12,863           14,289

   Deposits                           500              -                -

   Increase (decrease)in:

   Accounts payable and

   accrued expenses                 7,223         (2,246)         (217,136)

                                ---------     ----------        ----------

    Net cash used in Operating

    Activities                    (51,313)      (293,290)       (2,981,126)

                                ---------     ----------        ----------

Net cash provided by

investing activities:                   -              -                 -

                                ---------     ----------        ----------

Net cash from financing

Activities:

  Convertible notes payable         31,500             -             31,500

                                ----------    ----------         ----------

Net Decrease

in Cash and Cash

Equivalents                       (19,813)     (293,290)        (2,949,626)

Cash and Cash Equivalents,

beginning of year                   23,505       316,795          2,953,318

                                ----------    ----------         ----------

Cash and Cash Equivalents,

end of year                     $    3,692    $   23,505         $    3,692

                                ==========    ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

             December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

   (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

                                                            From

                                                         Inception

                                                           Of the

                                                         Development

                                     For the               Stage on

                                  Years Ended           April 1, 2003

                                  December 31,              To

                              2010            2009     December 31, 2010

Cash paid during

the period for:

  Income Taxes                 $         -  $        -      $   12,609

                                ==========  ==========      ==========

  Interest                     $         -  $        -      $        -

                                ==========  ==========      ==========

Supplemental Disclosures

of Non-cash Investing and

Financing Activities:

 Common stock issued

 For accrued liabilities       $        -   $        -      $   51,230

                               ==========   ==========      ==========

 Common stock issued to

  Prior Shareholders           $        -   $        -      $   16,500

                               ==========   ==========      ==========

 Conversion of Preferred

  Stock                        $        -   $        2      $        2

                               ==========   ==========      ==========

 Common stock options

  Issued for software

  Purchase                     $    5,114   $        -      $    5,114

                               ==========   ==========      ==========

  Software acquired with

  Common stock options         $   12,000   $        -      $   12,000

                               ==========   ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

             December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                  (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company consists of TGFIN Holdings, Inc. (“TGFIN,” non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (“Tradingear,” combined, the "Company"). The Company reactivated its previously inactive operating subsidiary, Tradingear in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.  On February 19, 2010 Tradingear purchased software applications in exchange for 600,000 options to purchase shares of TGFIN Common Stock at $.03 per share at any time between August 19, 2010 and August 19, 2013.

     TGFIN Holdings, Inc. was incorporated under the laws of Delaware in March 1985 as Mark, Inc. From March 1992 to September 12, 2002 TGFIN Holdings, Inc. was known as Digitran Systems, Incorporated ("DSI").On September 12, 2002 DSI acquired TradinGear.com, Incorporated in a reverse merger whereby the shareholders of TradinGear.com, Incorporated acquired control of DSI and (effective September 13, 2002) changed its name to TGFIN Holdings, Inc.; at which time, TradinGear.com, Incorporated (incorporated under the laws of the State of Delaware on July 7, 1999) became the operating subsidiary of TGFIN Holdings, Inc. TGFIN Holdings, Inc. sold the assets of Tradingear.com Incorporated effective March 31, 2003.

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

Revenue Recognition

The Company recognizes revenue from iphone application downloads when funds commissions are earned.

                         December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of Long-Lived Assets

The Company adopted ASC 360-10, which requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Discontinued operations includes all components of an entity with operations that:

(1) can be distinguished from the rest of the entity, and

(2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs.

            December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 1, April 1, and effective December 31, 2010, the Company awarded, but has not issued, 1,200,000 total shares of common stock for compensation to a Director and an Officer for compensation.  The shares were valued at the market price at the date of issuance, ranging between $.01 and $.02 per share, resulting in current year compensation expense and recognized stock compensation payable of $13,000.

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

                       December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                  (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sales Tax

In accordance with FASB ASC 605-45, formerly EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement, the Company will account for sales taxes on its goods and services on a gross basis in the statement of operations and retained earnings.

            December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                  (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Continued)

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

3.  INTANGIBLE ASSETS

A Former Officer of the Company contributed Intangible Assets to the Company valued at his predecessor’s cost of $12,000. These assets consist of selected iphone Applications. The Company has capitalized these intangible assets and is amortizing them over a 3 year period. During the year ended December 31, 2010 the Company recorded Amortization expense of $3,499.

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

     Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

                                   2010             2009

     Deferred tax assets:

          NOL Carryover       $ 1,514,057      $1,468,437

          Amortization                 45               -

          Related party

           Interest                   470               -

     Deferred tax liabilities:          -               -

     Valuation allowance       (1,514,572)     (1,468,437)

                              -----------       ---------

     Net deferred tax asset   $         -       $       -

                              ===========       =========

            December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                  (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Continued)

4.

PROVISION FOR INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

                                        2010            2009

     Book Income                     $  (51,205)  $ (121,644)

     Meals and Entertainment                  -        5,322

     Stock for Services                   5,070        3,120

     Valuation Allowance                 46,135      113,202

                                     ----------   ----------

                                     $        -   $        -

                                     ==========   ==========

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $3,882,000 that may be offset against future taxable income from the year 2010 through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

5.  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of December 31, 2010 and 2009 and changes during the years then ended, is presented below:

                                    2010                 2009

                                  Weighted             Weighted

                                  Average              Average

                                  Exercise             Exercise

                          Shares   Price      Shares    Price

Outstanding, beginning of

 year                           -  $ 0.00          -  $   0.00

Granted                   600,000       -          -         -

Expired/Cancelled               -    0.00          -      0.00

Exercised                       -       -          -         -

                          -------  ------    -------  --------

Outstanding end of year   600,000  $ 0.00          0  $   0.00

                         ========  ======    =======  ========

Exercisable               600,000  $ 0.00          0  $   0.00

                         ========  ======    =======  ========

            December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                  (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Continued)

6. GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate since then and has incurred losses each year. For the year ended December 31, 2010 the company lost $131,294 and had a Retained Deficit of $4,123,648. The company’s cash reserves of $3,692 as of December 31, 2010 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with or acquire an existing company during the year ending December 31, 2011. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital.

7.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2010 there were no other claims asserted or threatened against the Company.

8. CONVERTIBLE NOTES PAYABLE

                                                       December 31,

                                                    2010         2009

Convertible 8% Demand Notes Payable             $   31,500    $       -

                                                ----------    ---------

      Total Notes payable                       $   31,500    $       -

                                                ==========    =========

The Convertible 8% Notes Payable were originated on April 1, May 3, June 22, and August 18, 2010 for $5,000, $10,000, $5,000, and $11,500, respectively, to reflect working capital funding provided by Sam Gaer, the company’s single largest shareholder. The Notes are convertible into common stock of TGFIN at $.03 per share at any time at the holder’s option. Accrued interest related to these notes for the year ended December 31, 2010 was $1,204.

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

            December 31, 2010

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                  (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Continued)

9. CAPITAL STOCK (continued)

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of December 31, 2009, there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2010 of approximately $493,920 or $9.80 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common

Shares on a one share of Preferred Stock for two shares of Common Stock basis. On August 31, 2009 a Preferred shareholder converted 100 shares of Preferred Stock into 200 shares of Common Stock. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The Company has represented that it does not intend to declare a dividend.

On January 1, April 1, and effective December 31, 2010, the Company awarded 1,200,000 total shares of common stock for compensation to a Director and an Officer for compensation.  The shares were valued at the market price at the date of issuance, ranging between $.01 and $.02 per share, resulting in current year compensation expense of $13,000.

During 2010, Officers and employees of the Company contributed services valued at $55,000.

On January 1, April 1 and October 1, 2009, the Company issued 300,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance, ranging between $.01 and $.03 per share, resulting in current year compensation expense of $8,000.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are none to report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and procedures

 Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting. The Company’s external auditors were not engaged to examine management's assertion about the effectiveness of internal control over financial reporting as of December 31, 2010 and, accordingly, they did not express an opinion thereon.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on our assessment and those criteria, our management believes that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Control.   There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the Company’s 2010 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment and those criteria, our management concluded that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2010.

ITEM 9B. Other Information.

None

                            PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and executive officers

     The names, ages and positions of the directors and executive officers of the Company are as follows:

    NAME                        AGE           POSITION

    S. Emerson Lybbert          53           Chairman, President

    Marni Gaer                  44            Director, Secretary

    Aaron Etra                  70            Director

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

S. Emerson Lybbert - Chairman of the Board, President

     Scott Emerson Lybbert, 53 years old, was appointed CEO and Chairman of TGFIN and TradinGear by the Board of Directors on April 29, 2003. From October 1, 2002 to April

2003, he had been a consultant under contract to perform and advise the Company with respect to normal CFO duties. Mr. Lybbert held the same position for the parent company, when it was Digitran Systems, Incorporated ("Digitran") in Logan, Utah from March 1998 to March 1999, during which time he also served as a Director and Corporate Secretary. From March 1999 to March 2001, he served as Chief Financial Officer and Chief Information Officer of Reynolds Corporation, a Division of Selkirk Industries, in Lynnwood Washington. From April 2001 until April 2003, he was a self-employed Independent Consultant. Nevertheless, from April 2000 until the merger with TradinGear.com, Incorporated on September 12, 2002, he had been a consultant to Digitran on a limited, volunteer basis, which included an appointment as Corporate Secretary in April 2001.

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

Involvement in certain legal proceedings by Officers and Directors

     None

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

     The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2010.

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

ITEM 11. Executive Compensation

     The following table sets forth certain specified information concerning the compensation of the Chief Executive Officer of the Company and all other officers (the Named Executive Officers):

                         Annual Compensation

                    ____________________________

(a)       (b)       (c)       (d)       (e)

                                             Long-term compensation

Name and                                     ____(f)________(h)______

Principal                                    Restricted      Other

Position    Year        Salary   Bonus   Other Stock Awards

----------- ----      --------   -----   ----- ------------------------

S. Emerson

 Lybbert    2010      $    -0-    -0-  $  -0-   $ 7,000     -0-

 Chairman   2009        70,000    -0-     -0-     3,000     -0-

 CEO        2008       100,000    -0-     -0-     5,000     -0-

Marni Gaer  2010      $    -0-    -0-     -0-   $   -0-     -0-

Director,   2009        41,667    -0-     -0-     2,000     -0-

Counsel     2008       100,000    -0-     -0-     4,000     -0-

Aaron Etra  2010      $   -0-     -0-     -0-   $ 6,000     -0-

Director    2009          -0-     -0-     -0-     4,000     -0-

            2008          -0-     -0-     -0-     1,750     -0-

    Other Items

    There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2010 by any Named Executive Officer.

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

            Shares Acquired      Value         Exercisable/  Exercisable/

     Name  on Exercise (#)     Realized($)   Unexercisable  Unexercisable

    S. Emerson Lybbert

    (Chairman)

       2010   -0-               -0-                   0/0     $0/0

       2009   -0-               -0-                   0/0     $0/0

    Marni Gaer

    (Director)

       2010   -0-               -0-                   0/0     $0/0

       2009   -0-               -0-                   0/0     $0/0

    Aaron Etra

    (Director)

       2010   -0-               -0-                   0/0     $0/0

       2009   -0-               -0-                   0/0     $0/0

     Director Compensation

     At the discretion of the Board of Directors, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director. No options were granted to Directors or Officers during the fiscal years ended December 31, 2010 or 2009.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth as of December 31, 2010 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock and Preferred Stock, by each director and each officer of the Company and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.

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

    All executive officers

    and directors as a

    group (3 persons)**         3,618,386              15.5%

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

** Does not include 1,200,000 shares awarded, but not issued. If issued, the officer and director group would own 20%.

ITEM 13. Certain relationships and Related Transactions, and Director Independence

     None

ITEM 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

     Aggregate fees for professional services rendered for the Company by HJ & Associates, LLC for the years ended December 31, 2010 and 2009 are set forth below.

                              YEAR 2010 YEAR 2009

AUDIT FEES                    $  16,200 $  16,500

AUDIT-RELATED FEES            $       - $       -

TAX FEES                      $     580 $     640

ALL OTHER FEES                $       - $       -

                              --------- ---------

TOTAL                         $  16,780 $  17,140

                              ========= =========

     Audit Fees for the fiscal years ended December 31, 2010 and 2009 were for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.  Amounts included are for the respective year's audit work.

     Audit-Related Fees as of the years ended December 31, 2010 and 2009 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

     Tax Fees as of the years ended December 31, 2010 and 2009 were for professional services related to tax compliance, tax authority audit support and tax planning.  Amounts are included in the year billed.

     As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01 (c) (7) (i) (C) under Regulation S-X.

ITEM 15  Exhibits and Financial Statements schedules

(a)(1)(2) Financial Statements. See our audited financial statements for the year ended December 31, 2010, contained in Part II, Item 8, above, which are incorporated by reference.

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

April 15, 2011

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

April 15, 2011

By:

/s/ S. Emerson Lybbert

           S. Emerson Lybbert, President

           Principal Executive Officer,

           Principal Financial Officer

Date:

April 15, 2011

By:

/s/ Marni Gaer

           Marni Gaer, Director

Date:

April 15, 2011

By:

/s/ Aaron Etra

           Aaron Etra, Director