Form 10-Q
period 2011-03-31
TGFIN HOLDINGS INC
filed 2011-05-23
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

                   For the quarterly period ended: March 31, 2011

or

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

Not applicable.

Outstanding Shares

At May 14, 2011 there were 23,321,045 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

               TGFIN HOLDINGS, INC. AND SUBSIDIARY

                        TABLE OF CONTENTS

                                                                   PAGE

    PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheet

                  as of March 31, 2011 and Audited Consolidated

                  Balance Sheet as of December 31, 2010              4

              Unaudited Condensed Consolidated Statements of

                  Operations, for the Three Month Periods

                  Ended March 31, 2011 and 2010                      5

              Unaudited Condensed Consolidated Statements of Cash

                  Flows, for the Three Month Periods Ended

                  March 31, 2011 and 2010                            6

              Notes to Unaudited Condensed Consolidated

                  Financial Statements                               8

        Item 2.  Management's Discussion and Analysis of Financial

                  Condition or Plan of Operation                    12

        Item 3.  Quantitative and Qualitative Disclosures About

                   Market Risks                                     13

        Item 4.  Controls and Procedures                            13

    PART II. OTHER INFORMATION                                      15

    SIGNATURES                                                      16

PART I  FINANCIAL INFORMATION

    ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2011

                     TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                      March 31,       December 31,

                                        2011              2010

                                    -------------     ------------

                                     (Unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents          $     3,666            3,692

  Prepaid expenses                             -              463

                                    ------------     ------------

     Total Current Assets                  3,666            4,155

Software, net of $4,449 and

 $3,449 of Accumulated

 Amortization, respectively                7,551            8,551

                                    ------------     ------------

     Total Assets                   $     11,217     $     12,706

                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                  $     13,057     $      9,153

  Accrued expenses                         1,789            1,204

  Stock compensation payable              15,000           13,000

  Convertible notes payable               31,500           31,500

                                    ------------      -----------

     Total Current Liabilities            61,346           54,857

                                     -----------      -----------

Stockholders' Equity:

  Preferred stock ($0.01 par value)

   1,000,000 shares authorized,

   50,500 shares issued

   and outstanding                           504              504

 Common stock ($.01 par value),

   50,000,000 shares authorized,

   23,321,045 and 23,321,045 issued and

   outstanding, respectively             233,210          233,210

 Additional paid-in-capital            3,859,782        3,847,782

 Retained deficit prior to

   development stage                  (1,077,064)      (1,077,064)

 Retained deficit during

   development stage                  (3,066,561)      (3,046,584)

                                     -----------     ------------

     Total Stockholders' Equity         (50,129)          (42,151)

                                     -----------     ------------

     Total Liabilities and

     Stockholders' Equity           $     11,217     $     12,706

                                     ===========     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                TGFIN HOLDINGS, INC. AND SUBSIDIARY

                   (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)

                                                        From

                                                      Inception

                                                       Of the

                                                     Development

                                  For the              Stage on

                             Three Months Ended     April 1, 2003

                                  March 31,               to

                              2011          2010     March 31, 2011

REVENUES                  $       44     $      67  $         308

                          ----------    -----------  ------------

COST OF GOODS SOLD                 -              -             -

                          ----------    -----------  ------------

GROSS PROFIT              $       44     $       67  $        308

                          ----------    -----------  ------------

EXPENSES

  Payroll and related     $   14,000     $   21,731

  Selling, General &

    Administrative             1,262         13,487

  Legal and Professional       3,760          5,926

  Amortization                 1,000              -

                          ----------    -----------

   TOTAL OPERATING

    EXPENSE                   20,022         41,144     3,203,934

                          ----------    -----------   -----------

OPERATING LOSS               (19,978)       (41,077)   (3,203,626)

                          ----------    -----------   -----------

OTHER INCOME:

  INTEREST INCOME                  1             10       137,065

                          ----------    -----------   -----------

    TOTAL OTHER INCOME             1             10       137,065

                          ----------    -----------   -----------

 NET LOSS                 $  (19,977)   $   (41,067)  $(3,066,561)

                          ==========    ===========   ===========

 BASIC AND

 DILUTED INCOME

  LOSS PER SHARE:         $    (0.00)   $     (0.00)

                          ==========    ===========

 Weighted Average

 Number of shares

 Outstanding              23,321,045     23,310,045

                          ==========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                           From

                                                         Inception

                                                           Of the

                                      For The           Development

                                Three Months Ended       Stage on

                                      March 31,      April 1, 2003 to

                                   2011       2010      March 31, 2011

Cash Flows from Operating Activities:

 Net Loss                     $  (19,977) $  (41,067)   $ (3,066,561)

 Adjustments to reconcile

 net loss to net cash used

 in operating activities:

  Amortization of deferred

  compensation                         -           -          13,751

  Amortization of software         1,000           -           4,449

  Compensation costs of

  common stock issued to

  employees and consultants        2,000       1,000         150,355

  Cost of donated services        12,000      17,000          67,000

  Cost of common stock

  issued to shareholders               -           -          16,500

  Changes in assets and

  liabilities:

   Decrease (increase)in:

   Accounts receivable                 -         (67)         31,250

   Prepaid expenses                  463      (2,172)         14,752

   Deposits                            -         500               -

   Increase (decrease)in:

   Accounts payable and

    accrued expenses               4,488       5,027        (212,648)

                              ----------  ----------     -----------

    Net Cash Used In Operating

    Activities                      (26)     (19,779)     (2,981,152)

                              ---------   ----------      ----------

Net Cash Provided By

 Investing Activities:                -            -               -

                              ---------   ----------      ----------

Cash Flows From Financing

Activities:

  Convertible notes payable           -            -          31,500

                              ---------   ----------      ----------

Net Decrease

In Cash and Cash

Equivalents                         (26)     (19,779)     (2,949,652)

Cash and Cash Equivalents,

Beginning of Period               3,692       23,505       2,953,318

                              ---------   ----------      ----------

Cash and Cash Equivalents,

End of Period                 $   3,666   $    3,726       $   3,666

                              =========   ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

                                                             From

                                                           Inception

                                                            Of the

                                                          Development

                                      For The               Stage on

                                Three Months Ended       April 1, 2003

                                     March 31,                To

                                   2011       2010       March 31, 2011

Cash Paid During

the Period For:

  Income Taxes              $        -  $        -      $    12,609

                            ==========  ==========      ===========

  Interest                  $        -  $        -      $         -

                            ==========  ==========      ===========

Supplemental

Disclosures of

Non-cash Investing and

Financing Activities:

 Common stock issued

  For accrued liabilities   $        -   $        -      $   51,230

                            ==========   ==========      ==========

 Common stock issued to

  Prior Shareholders        $        -   $        -      $   16,500

                            ==========   ==========      ==========

 Conversion of Preferred

  Stock

                    $        -   $        -      $        2

                            ==========   ==========      ==========

  Common stock options

  Issued for software

  Purchase                  $        -   $        -      $    5,114

                            ==========   ==========      ==========

  Software acquired with

  Common stock options      $        -   $        -      $   12,000

                            ==========   ==========      ==========

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 and DECEMBER 31, 2010

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

Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit.  They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2011 and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the respective full years.

Revenue recognition

The company sells its current software at the Online Apple Store, which records all sales made on a daily basis. The company recognizes its portion of the sales as revenue as of the date of the sale.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 and DECEMBER 31, 2010

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2011 there were no other claims asserted or threatened against the Company.

NOTE 3: GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate during that period and has incurred losses each year. For the quarter ended March 31, 2011 the company lost $19,977 and had a Retained Deficit of $4,143,625. The company’s cash reserves of $3,666 as of March 31, 2011 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2011. See NOTE 8: SUSEQUENT EVENT: On May 20, 2011 the company received additional cash in the form of Convertible Notes payable for $7,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire existing Apps or companies, and continue to operate during the year ending December 31, 2011. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital if sufficient capital is not raised from operations.

NOTE 4: INTANGIBLE ASSETS

A Former Officer of the Company contributed Intangible Assets to the Company valued at his predecessor’s cost of $12,000. These assets consist of selected iphone Applications. The Company has capitalized these intangible assets and is amortizing them over a 3 year period. During the quarter ended March 31, 2011 and 2010, the Company recorded Amortization expense of $1,000 and -0-, respectively.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 and DECEMBER 31, 2010

(Continued)

NOTE 5: CONVERTIBLE NOTES PAYABLE

                                                       March 31,

                                                    2011         2010

Convertible 8% Demand Notes Payable             $   31,500    $       -

                                                ----------    ---------

      Total Notes payable                       $   31,500    $       -

                                                ==========    =========

The Convertible 8% Notes Payable were originated on April 1, May 3, June 22, and August 18, 2010 for $5,000, $10,000, $5,000, and $11,500, respectively, to reflect working capital funding provided by Sam Gaer, the company’s single largest shareholder. The Notes are convertible into common stock of TGFIN at $.03 per share at any time at the holder’s option. Accrued interest related to these notes as of March 31, 2011 was $1,789.

NOTE 6: STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of March 31, 2011 and 2010 and changes during the years then ended, is presented below:

                                    2011                 2010

                                  Weighted             Weighted

                                  Average              Average

                                  Exercise             Exercise

                          Shares   Price      Shares    Price

Outstanding, beginning of

 quarter                  600,000  $ 0.03          -  $      -

Granted                         -       -    600,000      0.03

Expired/Cancelled               -       -          -         -

Exercised                       -       -          -         -

                          -------  ------    -------  --------

Outstanding end of

 Quarter                  600,000  $ 0.03    600,000  $   0.03

                         ========  ======    =======  ========

Exercisable               600,000  $ 0.03    600,000  $   0.03

                         ========  ======    =======  ========

NOTE 7:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,321,045 were outstanding at March 31, 2011.

GFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 and DECEMBER 31, 2010

(Continued)

Common stock (continued)

On January 1, 2011 the Company awarded 100,000 shares of common stock to each Director in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.01 per share, resulting in compensation expense of $2,000, and since as of May 14, 2011, the shares have not been issued, stock compensation payable of $2,000 has been accrued for the quarter.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of March 31, 2011 there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at March 31, 2011 of approximately $508,032 or $10.08 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held.  The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

NOTE 8: SUBSEQUENT EVENTS

On May 20, 2011 the company received additional cash in the form of Convertible Notes payable for $7,000. The Convertible Notes are payable on Demand, bear interest at 8% per annum and are convertible into common stock at $.015 per share at any time the holder desires.

PART 1 FINANCIAL INFORMATION (Continued)

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three months ended March 31, 2011 and March 31, 2010 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2011 may not be indicative of results expected for the entire fiscal year ended December 31, 2011.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations, borrow and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $20,022 for the three months ended March 31, 2011 decreased $21,122, or 51.3%, versus those of the three months ended March 31, 2010 due primarily to the following: 1) a reduction in the amount and imputed cost of donated labor; 2) a decease in Selling, General and Administrative expenses of $12,225, or 90.6% due primarily to a decrease in insurance expense of $6,267 or 93.1%; and 3) a decrease in Legal and Professional expenses of $2,167 or 36.6%.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2011 there were no other claims asserted or threatened against the

Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $508,032. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

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

Date: May 23, 2011

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer