Form 10-Q
period 2011-09-30
TGFIN HOLDINGS INC
filed 2011-11-18
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: September 30, 2011

or

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

Not applicable.

Outstanding Shares

At November 14, 2011 there were 23,321,045 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

                                                                                                                                             PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheet

as of September 30, 2011 and Audited Consolidated

Balance Sheet as of December 31, 2010

4

Unaudited Condensed Consolidated Statements of

Operations, for the Three Month and Nine Month Periods

Ended September 30, 2011 and 2010

5

Unaudited Condensed Consolidated Statements of Cash

Flows, for the Nine Month Periods Ended

September 30, 2011 and 2010

6

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

SIGNATURES

14

PART I  FINANCIAL INFORMATION

ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2011

	September 30, 2011 (Unaudited)	December 31, 2010
Statement of Financial Position
ASSETS
Current Assets:
Cash and cash equivalents	$1,010	$3,692
Prepaid expenses	-	463
Total Current Assets	1,010	4,155
Software, net of $6,449 and $3,449 of accumulated amortization, respectively	5,551	8,551
Total Assets	$6,561	$12,706
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$8,680	$9,153
Accrued expenses	3,256	1,204
Stock compensation payable	16,000	13,000
Convertible notes payable	45,000	31,500
Total Current Liabilities	72,936	54,857
Stockholders’ Equity:
Preferred stock ($0.01 par value) 1,000,000 shares authorized, 50,400 shares issued and outstanding	504	504
Common stock ($0.01 par value) 50,000,000 shares authorized, 23,321,045 and 23,321,045 issued and outstanding	233,210	233,210
Additional paid-in-capital	3,873,782	3,847,782
Retained deficit prior to development stage	(1,077,063)	(1,077,063)
Retained deficit during development stage	(3,096,808)	(3,046,584)
Total Stockholders’ Deficit	(66,375)	(42,151)
Total Liabilities and Stockholders’ Deficit	$6,561	$12,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	July 1, 2011 to September 30, 2011	July 1, 2010 to September 30, 2010	January 1, 2011 to September 30, 2011	January 1, 2010 to September 30, 2010	From inception of development stage on April 1, 2003 to September 30, 2011
Income Statement
Revenues	$-	$42	$92	$264	$356
Cost of Good Sold	-	-	-	-	-
Gross Profit	-	42	92	264	356
Expenses
Payroll and related	7,000	12,000	29,485	47,904	1,902,515
Selling, General and Administrative	913	7,504	2,991	31,770	882,186
Legal and Professional	4,884	2,442	14,842	16,644	443,080
Amortization	1,000	1,000	3,000	2,449	6,449
Total operating expense	13,797	22,946	50,318	98,767	3,234,230
Operating Loss	(13,797)	(22,904)	(50,226)	(98,503)	(3,233,874)
Other Income
Interest Income	-	1	2	13	137,066
Total other income	-	1	2	13	137,066
Net Loss	$(13,797)	$(22,903)	$(50,224)	$(98,490)	$(3,096,808)

Basic and Diluted Income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of shares outstanding	23,321,045	23,321,045	23,321,045	23,321,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	January 1, 2011 to September 30, 2011	January 1, 2010 to September 30, 2010	From inception of development stage on April 1, 2003 to September 30, 2011
Statement of Cash Flows
Cash Flows from Operating Activities:
Net Loss	$(50,224)	$(98,490)	$(3,096,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	-	13,751
Amortization of software	3,000	2,449	6,449
Compensation costs of common stock issued to employees and consultants	3,000	3,000	151,355
Cost of donated services	26,000	41,000	81,000
Cost of common stock issued to shareholders	-	-	16,500
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	-	31,250
Decrease (increase) in prepaid expenses	463	(1,822)	14,752
Decrease (increase) in deposits	-	500	-
(Decrease) increase in accounts payable and accrued expenses	1,579	1,627	(215,557)
Net cash used in operating activities	(16,182)	(51,736)	(2,997,308)
Net cash provided by investing activities	-	-	-
Cash Flows from Financing activities:
Convertible notes payable	13,500	31,500	45,000
Net cash provided by financing activities	13,500	31,500	45,000
Net Decrease in cash and cash equivalents	(2,682)	(20,236)	(2,952,308)
Cash and Cash Equivalents, beginning of period	3,692	23,505	2,953,318
Cash and Cash Equivalents, end of period	$1,010	$3,269	$1,010
Cash paid during the period for:
Income taxes	$-	$-	$12,609
Interest	$-	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for accrued liabilities	$-	$-	$51,230
Common stock issued to prior shareholders	$-	$-	$16,500
Conversion of preferred stock	$-	$2	$2
Common Stock options issued for software purchase	$-	$5,114	$5,114
Software acquired with common stock options	$-	$12,000	$12,000

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 and DECEMBER 31, 2010

NOTE 1: THE COMPANY AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company

The Company consists of TGFIN Holdings, Inc. ("TGFIN") and its sole and wholly-owned operating subsidiary, TradinGear.Com Incorporated ("TradinGear", together, the "Company"). TGFIN was incorporated under the laws of Delaware in March 1985 (originally as Mark, Inc.). TradinGear was incorporated under the laws of the State of Delaware on July 7, 1999. TGFIN Holdings, Inc. previously a shell company, other than a business combination related shell company, as those terms are defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2) completed a transaction on February 19, 2010 that had the effect of causing it to cease to be a shell company, as defined in Rule 12b-2, by reactivating its previously inactive operating subsidiary, Tradingear.com Incorporated (“Tradingear”) in order to resume its previous business of developing software, under a new d/b/a: iDEV3.

TradinGear currently produces software applications (“Apps”) for telephones and other hand-held devices.

Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and 2010, and the cash flows for the nine month periods ended September 30, 2011 and 2010, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the respective full years.

Revenue recognition

The company sells its current software at the Online Apple Store, which records all sales made on a daily basis. The company recognizes its portion of the sales as revenue as of the date of the sale.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 and DECEMBER 31, 2010

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2011 there were no claims asserted or threatened against the Company.

NOTE 3: GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate during that period and has incurred losses each year. For the quarter ended September 30, 2011 the company lost $13,797 and had a Retained Deficit of $4,173,871. The company’s cash reserves of $1,010 as of September 30, 2011 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire existing Apps or companies, and continue to operate during the year ending December 31, 2011. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital if sufficient capital is not raised from operations.

NOTE 4: INTANGIBLE ASSETS

A Former Officer of the Company contributed Intangible Assets to the Company valued at his predecessor’s cost of $12,000. These assets consist of selected iPhone applications. The Company has capitalized these intangible assets and is amortizing them over a 3 year period. During the quarters ended September 30, 2011 and 2010, the Company recorded Amortization expense of $1,000 and $1,000, respectively.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 and DECEMBER 31, 2010

(Continued)

NOTE 5: CONVERTIBLE NOTES PAYABLE

	September 30, 2011	September 30, 2010
Convertible 8% Demand Notes Payable	$45,000	$20,000
Total Notes payable	$45,000	$20,000

The Convertible 8% Notes Payable were originated on April 1, May 3, June 22, August 18, 2010, May 20 and September 14, 2011 for $5,000, $10,000, $5,000, $11,500, $7,000 and $6,500, respectively, to reflect working capital funding provided by Sam Gaer, the company’s single largest shareholder. The Notes originated in 2010 are convertible into common stock of TGFIN at $.03 per share at any time at the holder’s option. The Notes originated in 2011 are convertible into common stock of TGFIN at $.015 per share at any time at the holder’s option. Accrued interest related to these notes as of September 30, 2011 was $3,256.

NOTE 6: STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of September 30, 2011 and 2010 and changes during the years then ended, is presented below:

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

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 and DECEMBER 31, 2010

(Continued)

NOTE 7:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,321,045 were outstanding at September 30, 2011.

On January 1 and April 1, 2011 the Company awarded 100,000 shares of common stock to each Director and the Chairman, respectively in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.01 per share, resulting in compensation expense of $3,000, and since as of November 14, 2011, the shares have not been issued, stock compensation payable of $3,000 has been accrued for the quarter.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of September 30, 2011 there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at September 30, 2011 of approximately $522,144 or $10.36 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held.  The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

NOTE 8: SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events to disclose.

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

The information set forth and discussed below for the three and nine month periods ended September 30, 2011 and 2010 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2011 may not be indicative of results expected for the entire fiscal year ended December 31, 2011.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations, borrow and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $13,797 for the three months ended September 30, 2011 decreased $9,149, or 39.87%, versus those of the three months ended September 30, 2010 due primarily to a reduction  of the imputed cost of donated labor of $5,000, or 50.0% and a decease in Selling, General and Administrative expenses of $6,591, or 87.8% due primarily to a decrease in insurance expense of $6,527 or 100%, offset by an increase in Legal and Professional expenses of $2,442 or 100.0% due to the timing of invoices and increased costs associated with a required change in reporting format.

Operating costs of $50,226 for the nine months ended September 30, 2011 decreased $48,277, or 49.0%, versus those of the nine months ended September 30, 2010 due primarily to a reduction in Payroll and related costs of $18,419, or 38.4%, due primarily to a reduction in labor efforts and the imputed cost of donated labor of $15,000, or 42.9% and a decrease in Selling, General and Administrative expenses of $28,779, or 90.6% due primarily to a decrease in insurance expense of $18,669 or 97.6%. In addition, Interest expense increased $1,403, or 167%.

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

  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company operates minimally and has no meaningful asses subject to market risk. Therefore, this item is not applicable given the company’s current operations.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first, second or third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

                In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2011 there were no other claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $522,144. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

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

Date: November 18, 2011

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer