Form 10-K
period 2011-12-31
TGFIN HOLDINGS INC
filed 2012-04-10
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission File Number:  000-19470

TGFIN HOLDINGS, INC.

(Exact Name of registrant as specified in its Charter)

Delaware	13-4069968
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Main Street, Suite B

Smithfield, Utah 84334

 (Address of Principal Executive Offices)

(435) 563-8080

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on

Title of each class

which registered

Common Stock $.01 Par value

              OTC Bulletin Board

Series 1 Class A 8% Cumulative

 Convertible Preferred Stock

None

Securities registered pursuant to Section 12(g) of the Act: None

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

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

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $130,276 at June 30, 2011, computed at the closing quotation for the Registrant's common stock of $0.01 as of June 30, 2011.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 31, 2012 the Registrant had 23,321,045 shares of common stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

ITEM 1.  BUSINESS

Form and Year of Organization

The Registrant consists of TGFIN Holdings, Inc. (“TGFIN,” non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (“Tradingear,” combined, the "Company"). The Company reactivated its previously inactive operating subsidiary, Tradingear in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.  On February 19, 2011 Tradingear purchased software applications in exchange for 600,000 options to purchase shares of TGFIN Common Stock at $.03 per share at any time between August 19, 2011 and August 19, 2013.

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

Marketing and Distribution methods

The Applications are sold online at the Apple Store, which charges a 30% fee for marketing and distribution. Currently the APPS are being offered for free in order to build an advertising audience.

Competitive business conditions

There are currently approximately 500,000 active Apps available at the Apple Store. Developers range from small, single App developers, to large professional clearing house incubators. Competition for ideas is intense and many competitors advertise to attract ideas and even offer to co-develop Apps with the idea originator. The Company offered developers Shares of TGFIN common stock in exchange for their Apps. This is an avenue the Company still continues to offer and evaluate.

Patents, Copyrights and Trademarks

The Company owns the copyrights and trade names for all the Apps it has purchased.

Research and Product Development

The company spent no resources on research and project development in 2011 and 2010. However, Gaer Consulting group, a related party, spent $12,000 in developing the Apps that were purchased by the Company. The Company capitalized this cost when it purchased the Apps.

Employees

As of December 31, 2011 and 2010, the Company had no employees. Two former part-time employees donate their time to the company. The estimated cost of work provided is imputed and recorded as a non-cash expense of the company. The Company is not a party to any collective bargaining agreements.

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

ITEM 3  Legal Proceedings.

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2011 there were no claims asserted or threatened against the Company.

ITEM 4  Mine Safety Disclosures.

Not Applicable.

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

	2011		2010

	High Close	Low Close	High Close	Low Close
1st Quarter	.01	.01	.08	.01
2nd Quarter	.02	.01	.02	.01
3rd Quarter	.01	.01	.02	.01
4th Quarter	.04	.01	.02	.01

Shareholders

As of December 31, 2011, the Company had 807 record holders of its Common Stock, and 14 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock).

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

Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15.  No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2011 of approximately $522,144  or $10.36 per share.  Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. There are not sufficient preferred shares (left unconverted) to trade publicly and the financial condition of the company has made the probability of dividend payment to preferred shareholders unlikely.

Securities authorized for issuance under equity compensation plans.

None

Description of Securities

Common Stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,321,045 were outstanding as of December 31, 2011. Holders of common stock are entitled to one vote per share. As of December 31, 2011 the company had recorded Stock compensation payable in the amount of $16,000 for stock compensation not yet paid to an officer and two board members for services rendered during and prior to the year ended December 31, 2011.

Preferred Stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of December 31, 2011 there were 50,400 shares outstanding. There are insufficient Preferred Shares remaining to trade publicly.

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

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The information set forth and discussed below for the years ended December 31, 2011 and December 31, 2010 was derived from the consolidated financial statements included elsewhere herein.

RESULTS OF OPERATIONS

2011 VERSUS 2010

Operating costs for the year ended December 31, 2011 of $69,527 decreased $62,047 or 47.2%, over those of the year ended December 31, 2010 of $131,574 due primarily to: (1) reduced payroll expenses of $28,584 or 40.8% (the payroll expenses for 2011 consisted of $38,000 of non-cash, imputed cost of labor donated, and $3,000 of stock compensation costs for shares not yet issued) and  (2) reduced Selling, General and Administrative costs of $31,229, or 83.1%, mostly due to reduced Insurance expense of $24,532 or 98.2%.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations and or raise additional capital during the next fiscal year.

In 2010, the Company purchased software for the carryover-basis cost of $12,000 with 600,000 options to purchase its common stock within a three year period. There were no capital expenditures in 2011.

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

ITEM 8. Financial statements and Supplementary Data

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TGFIN Holdings, Inc.

(A Development Stage Company)

Smithfield, Utah

We have audited the consolidated balance sheets of TGFIN Holdings, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TGFIN Holdings, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 5.  The 2011 and 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 10, 2012

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Statement of Financial Position
ASSETS
Current Assets:
Cash and cash equivalents	$952	$3,692
Prepaid expenses	-	463
Total Current Assets	952	4,155
Software, net of $7,449 and $3,449 of accumulated amortization, respectively	4,551	8,551
Total Assets	$5,503	$12,706
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,911	$9,153
Accrued expenses	4,175	1,204
Stock compensation payable	16,000	13,000
Convertible notes payable	45,000	31,500
Total Current Liabilities	79,086	54,857
Stockholders’ Deficit:
Preferred stock ($0.01 par value) 1,000,000 shares authorized, 50,400 shares issued and outstanding	504	504
Common stock ($0.01 par value) 50,000,000 shares authorized, 23,321,045 and 23,321,045 issued and outstanding	233,210	233,210
Additional paid-in-capital	3,885,782	3,847,782
Retained deficit prior to development stage	(1,077,063)	(1,077,063)
Retained deficit during development stage	(3,116,016)	(3,046,584)
Total Stockholders’ Deficit	(73,583)	(42,151)
Total Liabilities and Stockholders’ Deficit	$5,503	$12,706

The accompanying notes are an integral part of these consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 1, 2011 to December 31, 2011	January 1, 2010 to December 31, 2010	From inception of development stage on April 1, 2003 to December 31, 2011
Income Statement
Revenues	$92	$264	$356
Cost of Good Sold	-	-	-
Gross Profit	92	264	356
Expenses
Payroll and related	41,489	70,073	1,914,519
Selling, General and Administrative	6,331	37,560	885,526
Legal and Professional	17,707	20,492	445,945
Amortization	4,000	3,449	7,449
Total operating expense	69,527	131,574	3,253,439
Operating Loss	(69,435)	(131,310)	(3,253,083)
Other Income
Interest Income	3	16	137,067
Total other income	3	16	137,067
Net Loss	$(69,432)	$(131,294)	$(3,116,016)

Basic and Diluted Income (loss) per share	$(0.00)	$(0.01)
Weighted Average Number of shares outstanding	23,321,045	23,321,045

The accompanying notes are an integral part of these consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances April 1, 2003	50,500	$ 506	22,431,168	$ 224,312	$3,637,823	$(1,077,063)	$2,785,578

Net loss from operations December 31, 2003	-	-	-	-	-	(375,708)	(375,708)
Balance December 31, 2003	50,500	506	22,431,168	224,312	3,637,823	(1,452,771)	2,409,870
Common stock issued for accrued liabilities	-	-	273,010	2,730	48,500	-	51,230
Common stock issued for compensation	-	-	200,000	2,000	17,500	-	19,500
Net loss from operations for the year ended December 31, 2004	-	-	-	-	-	(457,544)	(457,544)
Balance December 31, 2004	50,500	506	22,904,178	229,042	3,703,823	(1,910,315)	2,023,056
Common stock issued for compensation	-	-	200,000	2,000	15,500	-	17,500
Retirement of shares in settlement of countersuit	-	-	(883,333)	(8,834)	8,834	-	-
Net loss from operations for the year ended December 31, 2005	-	-	-	-	-	(508,742)	(508,742)
Balance December 31, 2005	50,500	506	22,220,845	222,208	3,728,157	(2,419,057)	1,531,814
Common stock issued for compensation	-	-	175,000	1,750	13,000	-	14,750
Common stock issued to prior stockholders	-	-	150,000	1,500	15,000	-	16,500
Net loss from operations for the year ended December 31, 2006	-	-	-	-	-	(406,322)	(406,322)
Balances December 31, 2006	50,500	506	22,545,845	225,458	3,756,157	(2,825,379)	(1,156,742)
Common stock issued for compensation	-	-	175,000	1,750	9,750	-	11,500
Net loss from operations for the year ended December 31, 2007	-	-	-	-	-	(399,088)	(399,088)
Balances December 31, 2007	50,500	506	22,720,845	227,208	3,765,907	(3,224,467)	769,154
Common stock issued for compensation	-	-	300,000	3,000	9,875	0	12,875
Net loss from operations for the year ended December 31, 2008	-	-	-	-	-	(455,979)	(455,979)
Balance December 31, 2008	50,500	506	23,020,845	230,208	3,775,782	(3,680,446)	326,050
Common stock issued for compensation	-	-	300,000	3,000	5,000	-	8,000
Conversion of Preferred Stock	(100)	(2)	200	2	-	-	-
Net loss from operations for the year ended December 31, 2009	-	-	-	-	-	(311,907)	(311,907)
Balance December 31, 2009	50,400	504	23,321,045	233,210	3,780,782	(3,992,353)	22,143
Imputed cost of donated labor	-	-	-	-	55,000	-	55,000
Cost of Software purchase	-	-	-	-	12,000	-	12,000
Net loss from operations for the year ended December 31, 2010	-	-	-	-	-	(131,294)	(131,294)
Balances December 31, 2010	50,400	504	23,321,045	233,210	3,847,782	(4,123,647)	(42,151)
Imputed cost of donated labor	-	-	-	-	38,000	-	38,000
Net loss from operations for the year ended December 31, 2011	-	-	-	-	-	(69,432)	(69,432)
Balances December 31, 2011	50,400	$504	23,321,045	$233,210	$3,885,782	$(4,193,079)	$(73,583)

The accompanying notes are an integral part of these consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1, 2011 to December 31, 2011	January 1, 2010 to December 31, 2010	From inception of development stage on April 1, 2003 to December 31, 2011
Statement of Cash Flows
Cash Flows from Operating Activities:
Net Loss	$(69,432)	$(131,294)	$(3,116,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	-	13,751
Amortization of software	4,000	3,449	7,449
Compensation costs of common stock awarded to employees and consultants	3,000	13,000	151,355
Cost of donated services	38,000	55,000	93,000
Cost of common stock issued to shareholders	-	-	16,500
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	-	31,250
Decrease (increase) in prepaid expenses	463	809	14,752
Decrease (increase) in deposits	-	500	-
(Decrease) increase in accounts payable and accrued expenses	7,729	7,223	(209,407)
Net cash used in operating activities	(16,240)	(51,313)	(2,997,366)
Net cash provided by investing activities	-	-	-
Cash Flows from Financing activities:
Proceeds from convertible notes payable	13,500	31,500	45,000
Net cash provided by financing activities	13,500	31,500	45,000
Net Decrease in cash and cash equivalents	(2,740)	(19,813)	(2,952,366)
Cash and Cash Equivalents, beginning of period	3,692	23,505	2,953,318
Cash and Cash Equivalents, end of period	$952	$3,692	$952
Cash paid during the period for:
Income taxes	$-	$-	$12,609
Interest	$-	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for accrued liabilities	$-	$-	$51,230
Common stock issued to prior shareholders	$-	$-	$16,500
Conversion of preferred stock	$-	$-	$2
Common Stock options issued for software purchase	$-	$5,114	$5,114
Software acquired with common stock options	$-	$12,000	$12,000

The accompanying notes are an integral part of these consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company consists of TGFIN Holdings, Inc. (“TGFIN,” non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (“Tradingear,” combined, the "Company"). The Company reactivated its previously inactive operating subsidiary, Tradingear in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.  On February 19, 2010 Tradingear purchased software applications in exchange for 600,000 options to purchase shares of TGFIN Common Stock at $.03 per share at any time between August 19, 2011 and August 19, 2013.

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

DECEMBER 31, 2011 and 2010

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

DECEMBER 31, 2011 and 2010

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

On January 1, April 1, and October 1, 2011, the Company awarded, but has not issued 300,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance of $.01, resulting in current year compensation expense of $3,000.

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

DECEMBER 31, 2011 and 2010

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

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

Cash and Cash Equivalents

The Company holds the majority of its excess cash in interest-bearing instruments with short term (less than one year) maturities at several financial institutions.  The Company considers all highly liquid investments with maturities of three months or less when purchased to be a cash equivalent.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

(Continued)

2.  INTANGIBLE ASSETS

A Former Officer of the Company contributed Intangible Assets to the Company valued at his predecessor’s cost of $12,000. These assets consist of selected iphone Applications. The Company has capitalized these intangible assets and is amortizing them over a 3 year period. During the years ended December 31, 2011and 2010 the Company recorded Amortization expense of $4,000 and $3,449, respectively.

3.  PROVISION FOR INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$1,534,600	$1,514,057
Amortization	-	45
Related Party Accruals	1,600	470
Deferred tax liabilities	-	-
Valuation Allowance	(1,536,200)	(1,514,572)
Net deferred tax asset	$ -	$ -

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

(Continued)

3. PROVISION FOR INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Book Income	$ (27,100)	$ (51,205)
Related Part Interest	1,200	-
Stock for Services/Contributed services	(16,000)	5,070
Valuation Allowance	41,900	46,135
Provision for Income Taxes	$ -	$ -

At December 31, 2011, the Company had net operating loss carry-forwards of approximately $3,935,000  that may be offset against future taxable income from the year 2011 through 2030.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

4.  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of December 31, 2011 and 2010 and changes during the years then ended, is presented below:

		2011			2010
	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Outstanding, beginning of year	600,000		$.03	0		$0
Granted	0		0	600,000.03
Expired/Cancelled	0		0	0		0
Exercised	0		0	0		0
Outstanding end of year	600,000		$.03	600,000		$.03
Exercisable	600,000		$.03	600,000		$.03

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

(Continued)

5. GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate since then and has incurred losses each year. For the year ended December 31, 2011 the company lost $69,432 and had a Retained Deficit of $4,193,079. The company’s cash reserves of $952 as of December 31, 2011 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with or acquire an existing company during the year ending December 31, 2011. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital.

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2011 there were no other claims asserted or threatened against the Company.

7. CONVERTIBLE NOTES PAYABLE

	December 31, 2011	December 31, 2011
Convertible 8% Demand Notes Payable	$45,000	$31,500
Total Notes payable	$45,000	$31,500

The Convertible 8% Notes Payable were originated on April 1, May 3, June 22, and August 18, 2010 and on May 20 and September 14, 2011 for $5,000, $10,000, $5,000, $11,500, $7,000 and $6,500, respectively, to reflect working capital funding provided by Sam Gaer, the company’s single largest shareholder. The Notes originated in 2010 are convertible into common stock of TGFIN at $.03 per share at any time at the holder’s option. The Notes originated in 2011 are convertible into common stock of TGFIN at $.015 per share at any time at the holder’s option. Accrued interest related to these notes as of December 31, 2011 and 2010 was $4,175 and $1,204, respectively.

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

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of December 31, 2009, there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-

annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2011 of approximately $522,144 or $10.36 per share.  Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common

On January 1, April 1, and October 1, 2011, the Company awarded, but has not issued 300,000 total shares of common stock for compensation to Directors and Officers in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance, of $.01, resulting in current year compensation expense of $3,000. Also, during 2011, Officers and employees of the Company contributed services valued at $38,000.

On January 1, April 1, and effective December 31, 2010, the Company awarded, but has not issued, 1,200,000 total shares of common stock for compensation to a Director and an Officer for compensation.  The shares were valued at the market price at the date of issuance, ranging between $.01 and $.02 per share, resulting in current year compensation expense and recognized stock compensation payable of $13,000. Also, during 2010, Officers and employees of the Company contributed services valued at $55,000.

9. SUBSEQUENT EVENTS

On March 20, 2011 the company received additional cash in the form of Convertible Notes payable for $14,000 from a related party. The Convertible Notes are payable on Demand, bear interest at 8% per annum and are convertible into common stock at $.01 per share at any time the holder desires.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events to report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting. The Company’s external auditors were not engaged to examine management's assertion about the effectiveness of internal control over financial reporting as of December 31, 2011 and, accordingly, they did not express an opinion thereon.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on our assessment and those criteria, our management believes that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Control.   There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the Company’s 2011 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment and those criteria, our management concluded that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation
S. Emerson Lybbert	Chairman	April 1, 2003
President
Mami Gaer	Secretary	November 15, 2010
Director
Aaron Etra	Director	April 1, 2003

Background and Business Experience

The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. During the fiscal year ended December 31, 2011 there was one meeting of the Board of Directors.

S. Emerson Lybbert - Chairman of the Board, President

Scott Emerson Lybbert, 54 years old, was appointed CEO and Chairman of TGFIN and TradinGear by the Board of Directors on April 29, 2003. From October 1, 2002 to April 2003, he had been a consultant under contract to perform and advise the Company with respect to normal CFO duties. Mr. Lybbert held the same position for the parent company, when it was Digitran Systems, Incorporated ("Digitran") in Logan, Utah from March 1998 to March 1999, during which time he also served as a Director and Corporate Secretary. From March 1999 to March 2001, he served as Chief Financial Officer and Chief Information Officer of Reynolds Corporation, a Division of Selkirk Industries, in Lynnwood Washington. From April 2001 until April 2003, he was a self-employed Independent Consultant. Nevertheless, from April 2000 until the merger with TradinGear.com, Incorporated on September 12, 2002, he had been a consultant to Digitran on a limited, volunteer basis, which included an appointment as Corporate Secretary in April 2001.

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

Marni Gaer - Director, Secretary and In House Counsel

Marni Gaer, 45 years of age, became a Director, Corporate Secretary, and In House Counsel of TradinGear in October 1999.  She was then elected to these positions for TGFIN on September 12, 2002. She voluntarily resigned her board position, without dispute, on February 19, 2009 and accepted it back again on November 15, 2010.  Since 1992, Ms. Gaer also has been and currently serves as Vice-President and General Counsel for International Printing Corporation, a family business located in Queens, New York, where her responsibilities include union and labor negotiations and general corporate law. Ms. Gaer earned her JD from Brooklyn Law School in 1991 and graduated from the University of Pennsylvania with a Bachelor of Arts in Economics in 1988.

Aaron Etra - Director

Aaron Etra, 71 years of age, was appointed Director of TGFIN and TradinGear on April 29, 2003.  Aaron Etra has been the President of Investors & Developers Associates, Inc., a developer of commercial, residential and industrial property in the U.S., since 1981 as well as Chairman of Molecular Technology Group, a biotechnology and consumer products and research and development group of companies since 1998.  He is also a Director of ABSS Corp.  Mr. Etra has been an Attorney and a counselor at law since 1966 specializing in commercial, corporate, tax and personal law. His professional education includes a J.D. in Law at Columbia University in 1965, L.L.M. in Law at New York University in 1966, a B.A. in Political Science and Economics at Yale University in 1962 and he attended the Hague Academy of International Law during the summers of 1964-65.

Involvement in certain legal proceedings by Officers and Directors

None

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2011

Audit committee and Financial Expert

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

S. Emerson Lybbert	12/31/11	0	0	0	1,000	0	0	0	0	1,000
Chairman	12/31/10	0	0	0	7,000	0	0	0	0	7,000
CEO	12/31/09	70,000	0	0	3,000	0	0	0	0	73,000

Marni Gaer	12/31/11	0	0	0	1,000	0	0	0	0	1,000
Director	12/31/10	0	0	0	0	0	0	0	0	0
Counsel	12/31/09	41,667	0	0	2,000	0	0	0	0	43,667

Aaron Etra	12/31/11	0	0	0	1,000	0	0	0	0	1,000
Director	12/31/10	0	0	0	6,000	0	0	0	0	6,000
	12/31/09	0	0	0	4,000	0	0	0	0	4,000

Other Items

There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2011 by any Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
S. Emerson Lybbert	None	None	None	None	None	None	None	None	None
Marni Gaer	None	None	None	None	None	None	None	None	None
Aaron Etra	None	None	None	None	None	None	None	None	None

Compensation of Directors

At the discretion of the Board of Directors, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director.  No options were granted to Directors or Officers during the fiscal years ended December 31, 2011 or 2010.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2011 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock and Preferred Stock, by each director and each officer of the Company and by all officers and directors as a group.  Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.

Ownership of Principal Shareholders
Principal Shareholders (1)	Address	Number of Shares of Common Stock	Percent of Shares of Common Stock
Samuel Gaer (2)	101 North Main Street, Suite B Smithfield, UT 84334	6,675,000	28.6%
Marni Gaer (2)	101 North Main Street, Suite B Smithfield, UT 84334	2,400,000	10.3%
Kim Hemphill (3)	16006 East Jacobs Road Spokane, WA 99217	1,950,351	8.4%
Bruce Frank	238 Christopher Street Montclair, NJ 07043	1,710,584	7.3%
Global Net Financial	7284 West Palmetto Pk. Rd. Suite 120 Boca Raton, FL 33433	1,338,889	5.7%

(1)

Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned. As at the date hereof, TGFIN Holdings, Inc. had outstanding 23,321,045 shares of its common stock. Percentages are not adjusted to reflect 1,800,000 shares awarded to management over the past several years, and not yet issued, nor 1,500,000 conditionally awarded to management pending the signing of an acceptable merger, to be issued immediately before such merger, and not yet issued, resulting in 25,121,045 and 26,621,045 total shares, respectively.

(2)

Marni Gaer is the wife of Samuel Gaer. Includes 100,000 shares held in trust for the children of Marni and Samuel Gaer, of which Marni Gaer is the Trustee.

(3)

Amount includes shares held in Trusts, for which Kim Hemphill is the Trustee.

None of the Beneficial Owners or Groups listed above holds any other class of shares other than common stock.

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2011 and to the date hereof:

Ownership of Management
Directors and Named Executive Officers	Address	Number of Shares of Common Stock	Percent of Shares of Common Stock
Marni Gaer (1)*	101 North Main Street, Suite B Smithfield, UT 84334	2,400,000	10.3%
S. Emerson Lybbert (2)*	101 North Main Street, Suite B Smithfield, UT 84334	844,479	3.6%
Aaron Etra (3)*	101 North Main Street, Suite B Smithfield, UT 84334	373,907	1.6%

(1)

Does not include 300,000 shares awarded, but not issued, nor 500,000 conditionally awarded, but not issued, pending the signing of an acceptable merger, to be issued immediately before such merger, and not yet issued, resulting in 2,700,000 shares, or 10.7% of the adjusted total , and 3,200,000 shares, or 12.0% of the adjusted total, respectively.

(2)

Does not include 700,000 shares awarded, but not issued, nor 500,000 conditionally awarded, but not issued, pending the signing of an acceptable merger, to be issued immediately before such merger, and not yet issued, resulting in 1,544,479 shares, or 6.1% of the adjusted total , and 2,044,479 shares, or 7.7% of the adjusted total, respectively

(3)

Does not include 800,000 shares awarded, but not issued, nor 500,000 conditionally awarded, but not issued, pending the signing of an acceptable merger, to be issued immediately before such merger, and not yet issued, resulting in 1,173,907 shares, or 4.7% of the adjusted total , and 1,673,907 shares, or 6.3% of the adjusted total, respectively

Management and Directors alone owns 3,618,386 shares, or 15.5%, which does not include 1,800,000 shares awarded, but not issued, nor 1,500,000 conditionally awarded, but not issued, pending the signing of an acceptable merger, to be issued immediately before such merger, and not yet issued, resulting in 5,418,386 shares, or 21.5% of the adjusted total, and 6,918,386 shares, or 26.0% of the adjusted total, respectively.

Management and Directors alone have beneficial ownership of 10,293,386 shares, or 44.1%, which does not include 1,800,000 shares awarded, but not issued, nor 1,500,000 conditionally awarded, but not issued, pending the signing of an acceptable merger, to be issued immediately before such merger, and not yet issued, resulting in 12,093,386 shares, or 48.1% of the adjusted total, and 13,593,386 shares, or 51.1% of the adjusted total, respectively. In essence, the Board has beneficial control of the Company.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of us.

Securities Authorized for Issuance under Equity Compensation Plans

None

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

None.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$11,500	$16,200
Audit-related Fees	-	-
Tax Fees	565	580
All Other Fees	-	-
Total Fees	$12,065	$16,780

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements. See our audited financial statements for the year ended December 31, 2011, contained in Part II, Item 8, above, which are incorporated by reference.

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

TGFIN HOLDINGS, INC.

Date:	April 10, 2012	By:	/s/S. Emerson Lybbert
S. Emerson Lybbert
President, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TGFIN HOLDINGS, INC.

Date:	April 10, 2012	By:	/s/S. Emerson Lybbert
S. Emerson Lybbert
President, Principal Executive Officer and Principal Financial Officer

Date:	April 10, 2012	By:	/s/Marni Gaer
Marni Gaer
Director

Date:	April 10, 2012	By:	/s/Aaron Etra
Aaron Etra
Director