Form 10-Q
period 2012-03-31
TGFIN HOLDINGS INC
filed 2012-05-21
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: March 31, 2012

or

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

Not applicable.

Outstanding Shares

At May 21, 2012 there were 23,321,045 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

                                                                                                                                             PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Unaudited Consolidated Balance Sheet

as of March 31, 2012 and Audited Consolidated

Balance Sheet as of December 31, 2011

4

Unaudited Consolidated Statements of

Operations, for the Three Month Periods

Ended March 31, 2012 and 2011

5

Unaudited Consolidated Statements of Cash

Flows, for the Three Month Periods Ended

March 31, 2012 and 2011

6

Notes to Unaudited Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis of Financial

Condition or Plan of Operation

11

Item 3.  Quantitative and Qualitative Disclosures About

Market Risks

12

Item 4.  Controls and Procedures

12

PART II. OTHER INFORMATION

13

SIGNATURES

14

PART I  FINANCIAL INFORMATION

ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31, 2012

	March 31, 2012 (Unaudited)	December 31, 2011

ASSETS
Current Assets:
Cash	$7,863	$952
Prepaid expenses	3,000	-
Total Current Assets	10,863	952

Software, net of $8,449 and $7,449 of accumulated amortization, respectively	3,551	4,551
Total Assets	$14,414	$5,503
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$8,887	$13,911
Accrued expenses	5,120	4,175
Stock compensation payable	20,000	16,000
Convertible notes payable	59,000	45,000
Total Current Liabilities	93,007	79,086
Stockholders’ Equity:
Preferred stock ($0.01 par value) 1,000,000 shares authorized, 50,400 shares issued and outstanding	504	504
Common stock ($0.01 par value) 50,000,000 shares authorized, 23,321,045 and 23,321,045 issued and outstanding	233,210	233,210
Additional paid-in-capital	3,897,782	3,885,782
Retained deficit prior to development stage	(1,077,063)	(1,077,063)
Retained deficit during development stage	(3,133,026)	(3,116,016)
Total Stockholders’ Deficit	(78,593)	(73,583)
Total Liabilities and Stockholders’ Deficit	$14,414	$5,503

The accompanying notes are an integral part of these consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	January 1, 2011 to March 31, 2012	January 1, 2010 to March 31, 2011	From inception of development stage on April 1, 2003 to March 31, 2012
Income Statement
Revenues	$-	$44	$356
Cost of Good Sold	-	-	-
Gross Profit	-	44	356
Expenses
Payroll and related	13,000	14,000	1,927,519
Selling, General and Administrative	1,356	1,262	886,882
Legal and Professional	1,654	3,760	447,599
Amortization	1,000	1,000	8,449
Total operating expense	17,010	20,022	3,270,449
Operating Loss	(17,010)	(19,978)	(3,270,093)
Other Income
Interest Income	-	1	137,067
Total other income	-	1	137,067
Net Loss	$(17,010)	$(19,977)	$(3,133,026)

Basic and Diluted Income (loss) per share	$(0.00)	$(0.00)
Weighted Average Number of shares outstanding	23,321,045	23,321,045

The accompanying notes are an integral part of these consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	January 1, 2012 to March 31, 2012	January 1, 2011 to March 31, 2011	From inception of development stage on April 1, 2003 to March 31, 2012
Statement of Cash Flows
Cash Flows from Operating Activities:
Net Loss	$(17,010)	$(19,977)	$(3,133,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	-	13,751
Amortization of software	1,000	1,000	8,449
Compensation costs of common stock issued or payable to employees and consultants	4,000	2,000	155,355
Cost of donated services	12,000	12,000	105,000
Cost of common stock issued to shareholders	-	-	16,500
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	-	31,250
Decrease (increase) in prepaid expenses	(3,000)	463	11,752
(Decrease) increase in accounts payable and accrued expenses	(4,079)	4,488	(213,486)
Net cash used in operating activities	(7,089)	(26)	(3,004,455)
Net cash provided by investing activities	-	-	-
Cash Flows from Financing activities:
Convertible notes payable	14,000	-	59,000
Net cash provided by financing activities	14,000	-	59,000
Net Increase (Decrease) in cash	6,911	(26)	(2,945,455)
Cash, beginning of period	952	3,692	2,953,318
Cash, end of period	$7,863	$3,666	$7,863
Cash paid during the period for:
Income taxes	$-	$-	$12,609
Interest	$-	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for accrued liabilities	$-	$-	$51,230
Common stock issued to prior shareholders	$-	$-	$16,500
Conversion of preferred stock	$-	$-	$2
Common Stock options issued for software purchase	$-	$-	$5,114
Software acquired with common stock options	$-	$-	$12,000

The accompanying notes are an integral part of these consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and DECEMBER 31, 2011

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

Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2012, the results of operations for the three month periods ended March 31, 2012 and 2011, and the cash flows for the three month periods ended March 31, 2012 and 2011, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the respective full years.

Revenue recognition

The company sells its current software at the Online Apple Store, which records all sales made on a daily basis. The company recognizes its portion of the sales as revenue as of the date of the sale.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and DECEMBER 31, 2011

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2012 there were no claims asserted or threatened against the Company.

NOTE 3: GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate during that period and has incurred losses each year. For the quarter ended March 31, 2012 the company lost $17,010 and had a Retained Deficit of $4,210,089. The company’s cash reserves of $7,863 as of March 31, 2012 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire existing Apps or companies, and continue to operate during the year ending December 31, 2012. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital if sufficient capital is not raised from operations.

NOTE 4: INTANGIBLE ASSETS

A Former Officer of the Company contributed Intangible Assets to the Company valued at his predecessor cost of $12,000. These assets consist of selected iPhone applications. The Company has capitalized these intangible assets and is amortizing them over a 3 year period. During the quarters ended March 31, 2012 and 2011, the Company recorded Amortization expense of $1,000 and $1,000, respectively.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and DECEMBER 31, 2011

(Continued)

NOTE 5: CONVERTIBLE NOTES PAYABLE

	March 31, 2012	December 31, 2011
Convertible 8% Demand Notes Payable	$59,000	$45,000
Total Notes payable	$59,000	$45,000

The Convertible 8% Notes Payable were originated on April 1, May 3, June 22, August 18, 2010, May 20, September 14, 2011 and March 20, 2012 for $5,000, $10,000, $5,000, $11,500, $7,000, $6,500 and $14,000, respectively, to reflect working capital funding provided by Sam Gaer, the, company’s single largest shareholder. The Notes originated in 2010 are convertible into common stock of TGFIN at $.03 per share at any time at the holder’s option. The Notes originated in 2011 are convertible into common stock of TGFIN at $.015 per share at any time at the holder’s option. The Note originated in 2012 is convertible into common stock of TGFIN at $.01 per share at any time at the holder’s option. Accrued interest related to these notes as of March 31, 2012 was $5,120.

NOTE 6: STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of March 31, 2012 and December 31, 2011 and changes during the periods then ended, is presented below:

	Shares	2012 Weighted Average Exercise Price	Shares	2011 Weighted Average Exercise Price
Outstanding, beginning of quarter	600,000	$.03	600,0000	$.03
Granted	0	0	0	0
Expired/Cancelled	0	0	0	0
Exercised	0	0	0	0
Outstanding end of quarter	600,000	$.03	600,000	$.03
Exercisable	600,000	$.03	600,000	$.03

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and DECEMBER 31, 2011

(Continued)

NOTE 7:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share, of which 23,321,045 were outstanding at March 31, 2012.

On January 1, 2012 the Company awarded 100,000 shares of common stock to each Director in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.02 per share, resulting in compensation expense of $4,000, of which $1,000 was recognized in the quarter ended March 31, 2012, and since as of May 21, 2012, the shares have not been issued, the Company recognized additional stock compensation payable of $4,000 for the quarter.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of March 31, 2012 there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at March 31, 2012 of approximately $536,256 or $10.64 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

NOTE 8: SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events to disclose.

PART 1 FINANCIAL INFORMATION (Continued)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three month periods ended March 31, 2012 and 2011 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2012 may not be indicative of results expected for the entire fiscal year ended December 31, 2012.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations, borrow and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $17,010 for the three months ended March 31, 2012 decreased by $3,012, or 15.1% versus those of the three months ended March 31, 2011, due primarily to the timing of work performed and corresponding invoices received for Legal and Professional expenses, which resulted in a decrease of $2,106, or 56.0% versus those of the three months ended March 31, 2011.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

                In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2012 there were no other claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $536,256. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Mine Safety Disclosures

None; not applicable.

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

Date: May 21, 2012

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer

14