Form 10-K
period 2012-12-31
TGFIN HOLDINGS INC
filed 2013-03-26
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2012

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

Title of each Class

Name of each exchange on which registered

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

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $260,553 at June 30, 2012, computed at the closing quotation for the Registrant's common stock of $0.20 as of June 30, 2012.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 26, 2013 the Registrant had 2,332,105 shares of common stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

All references to Common stock have been retroactively restated throughout this document to reflect a ten (10) to one (1) reverse split, which was authorized by the Board of Directors on December 31, 2012.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

ITEM 1.  BUSINESS

Form and Year of Organization

The Registrant consists of TGFIN Holdings, Inc. (“TGFIN,” non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (“Tradingear,” combined, the "Company"). The Company reactivated its previously inactive operating subsidiary, Tradingear in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.  On February 19, 2011 Tradingear purchased software applications in exchange for 60,000 options to purchase shares of TGFIN Common Stock at $.30 per share at any time between August 19, 2011 and August 19, 2013.

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

BUSINESS OF TRADINGEAR.COM, INCORPORATED:

Principal products or services and their markets

The Company currently develops software Applications (“APPS”) for the Apple iphone and other devices. These software applications, known as “SportsCast Baseball,” SportsCast Basketball, and SportsCast Soccer,” were purchased from Gaer Consulting Group, a related party. Gaer Consulting Group was wholly-owned by Sam Gaer, TGFIN’s then largest single shareholder. These applications were new software applications with no previous operating history.

Marketing and Distribution methods

The Applications are sold online at the Apple Store, which charges a 30% fee for marketing and distribution. Currently the APPS are being offered for free in order to build an advertising audience.

Competitive business conditions

There are currently over approximately 700,000 active Apps available at the Apple Store. Developers range from small, single App developers, to large professional clearing house incubators. Competition for ideas is intense and many competitors advertise to attract ideas and even offer to co-develop Apps with the idea originator. The Company offered developers Shares of TGFIN common stock in exchange for their Apps. This is an avenue the Company still continues to offer and evaluate.

Patents, Copyrights and Trademarks

The Company owns the copyrights and trade names for all the Apps it has purchased.

Research and Product Development

The company purchased certain assets to be used in the building and customization of social networking sites intended to target certain groups with common interests. On December 31, 2012 (See NOTE 9 - ASSET PURCHASE) the company entered into a definitive agreement to purchase Assets from Ice Lounge Media, Inc., a private, unrelated company, which it expensed as Research and Development. The company agreed to exchange 2,557,708 shares valued at the per share market price of $.10, for an amount of $255,771, on December 31, 2012.

 The company spent no resources on research and project development in 2011.

Employees

As of December 31, 2012 and 2011, the Company had no employees. Two former part-time employees donate their time to the company. The estimated cost of work provided is imputed and recorded as a non-cash expense of the company. The Company is not a party to any collective bargaining agreements.

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

ITEM 3  Legal Proceedings.

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2012 there were no claims asserted or threatened against the Company.

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

	2012		2011

	High Close	Low Close	High Close	Low Close
1st Quarter	$.10	$.10	$.10	$.10
2nd Quarter	$3.50	$.10	$.20	$.10
3rd Quarter	$.30	$.00	$.10	$.10
4th Quarter	$.20	$.00	$.40	$.10

Shareholders

As of December 31, 2012, the Company had 807 record holders of its Common Stock, and 14 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock (the Preferred Stock).

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

Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15.  No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2012 of approximately $550,368 or $10.92 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. There are not sufficient preferred shares (left unconverted) to trade publicly and the financial condition of the company has made the probability of dividend payment to preferred shareholders unlikely.

Securities authorized for issuance under equity compensation plans.

None

Description of Securities

Common Stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $0.01 per share, of which 2,332,105 were outstanding as of December 31, 2012. On December 31, 2012 the company’s Board of Directors authorized management to pursue a ten (10) to one (1) reverse-split of the company’s common stock. Holders of common stock are entitled to one vote per share.

As of December 31, 2012 the company had recorded Stock compensation payable in the amount of $36,000 for stock compensation not yet paid to an officer and two board members for services rendered between January 1, 2010 and December 31, 2012. In addition, the company has recorded Common Stock payable in the amount of $255,771, which represents 2,557,708 shares of the company’s Common stock valued at the market price of $.10 on December 31, 2012 to be issued to the assignees of Ice Lounge Media, Inc., a private, unrelated company. See NOTE 9 - ASSET PURCHASE.

Preferred Stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share.  As of December 31, 2012 there were 50,400 shares outstanding. There are insufficient Preferred Shares remaining to trade publicly.

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

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The information set forth and discussed below for the years ended December 31, 2012 and December 31, 2011 was derived from the consolidated financial statements included elsewhere herein.

RESULTS OF OPERATIONS

2012 VERSUS 2011

Operating costs for the year ended December 31, 2012 of $359,240 increased $289,713 or 416.7%, over those of the year ended December 31, 2011 of $69,527 due primarily to: (1) the first time purchase of assets expensed as research and development costs of $255,771, or 100% increase; (2) an increase in payroll and related costs of $23,511, or 56.7%, which included a first time cost of bonus stock compensation of $15,000, or 100%, as well as an increase in the cost of imputed labor donated of $7,000, or 18.4%,--both increases due to the additional effort expended to complete the asset purchase referred to in (1), above; and (3) increased selling, general and administrative costs of $5,439, or 85.9%, due to increased travel costs of $3,000, or 100%, and increased office supplies expense of $1,200, or 100%, due to increased costs of due diligence for the year, and an increase in interest expense of $1,579, or 49.9%, due to increased borrowings.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to raise additional capital during the next fiscal year.

There were no capital expenditures in 2011 or 2012.

CURRENT PLAN OF OPERATIONS

On December 31, 2012 the company entered into an agreement to purchase certain assets and technologies from IceLounge Media, Inc., an unrelated party, in exchange for 49% of TGFIN's common stock.

TGFIN is following a plan to position itself to pursue its technology development goals and increase shareholder value. To build upon this Asset acquisition and pursuant to its objectives, the company plans to use the latest developments in software design and deployment to customize development of the purchased assets. The Company intends to pursue a strategy of using market research and proprietary algorithms to target revenue generating opportunities. The strategy includes rapidly developing multiple new "vertical" social networks. The Company hopes to accomplish this by serving specific and focused audiences through building consumer technology products and social communities with the following characteristics:

•

expansive scale and reach

•

revenue introduction ability

•

deployed rapidly in the "cloud"

•

easy-to-use interface

•

monitor multiple conversations at once

•

connect quickly and easily to other like-minded people and relevant content

•

both “real-time” and “anytime” interactions

The Company intends to use the leverage and scale inherent in today's cutting edge cloud technologies to rapidly and economically achieve and sustain profitable and widely accepted operations.

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

ITEM 7A. Quantitative and Qualitative disclosure about Market Risk.

Not required for smaller reporting companies.

ITEM 8. Financial statements and Supplementary Data

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

HJ & ASSOCIATES, L.L.C. CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	50 West Broadway, Suite 600 Salt Lake City, Utah 84101 (801) 328-4408 Fax (801) 328-4461 www.hjcpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TGFIN Holdings, Inc.

(A Development Stage Company)

Smithfield, Utah

We have audited the accompanying consolidated balance sheets of TGFIN Holdings, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception of the development stage on April 1, 2003 through December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TGFIN Holdings, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and from inception of the development stage on April 1, 2003 through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 5.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 26, 2013

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Statement of Financial Position
ASSETS
Current Assets:
Cash and cash equivalents	$370	$952
Total Current Assets	370	952
Software, net of $12,000 and $7,449 of accumulated amortization, respectively	-	4,551
Total Assets	$370	$5,503
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,558	$13,911
Accrued expenses	8,863	4,175
Stock compensation payable	36,000	16,000
Convertible notes payable-related party	74,000	45,000
Common stock payable	255,771	-
Total Current Liabilities	388,192	79,086
Stockholders’ Deficit:
Preferred stock ($0.01 par value) 1,000,000 shares authorized, 50,400 shares issued and outstanding	504	504
Common stock ($0.01 par value) 50,000,000 shares authorized, 2,332,105 and 2,332,105 issued and outstanding	23,321	23,321
Additional paid-in-capital	4,140,671	4,095,671
Retained deficit prior to development stage	(1,077,063)	(1,077,063)
Retained deficit during development stage	(3,475,255)	(3,116,016)
Total Stockholders’ Deficit	(387,822)	(73,583)
Total Liabilities and Stockholders’ Deficit	$370	$5,503

The accompanying notes are an integral part of these consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 1, 2012 to December 31, 2012	January 1, 2011 to December 31, 2011	From inception of development stage on April 1, 2003 to December 31, 2012
Income Statement
Revenues	$-	$92	$356
Cost of Good Sold	-	-	-
Gross Profit	-	92	356
Expenses
Research and development	255,771	-	255,771
Payroll and related	65,000	41,489	1,979,519
Selling, General and Administrative	11,770	6,331	897,296
Legal and Professional	22,148	17,707	468,093
Amortization	4,551	4,000	12,000
Total operating expense	359,240	69,527	3,612,679
Operating Loss	(359,240)	(69,435)	(3,612,323)
Other Income
Interest Income	1	3	137,068
Total other income	1	3	137,068
Net Loss	$(359,239)	$(69,432)	$(3,475,255)

Basic and Diluted Income (loss) per share	$(0.15)	$(0.03)
Weighted Average Number of shares outstanding	2,332,105	2,332,105

The accompanying notes are an integral part of these consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances April 1, 2003	50,500	$ 506	2,242,938	$ 22,430	$3,839,705	$(1,077,063)	$2,785,578

Net loss from operations December 31, 2003	-	-	-	-	-	(375,708)	(375,708)
Balance December 31, 2003	50,500	506	2,242,938	22,430	3,839,705	(1,452,771)	2,409,870
Common stock issued for accrued liabilities	-	-	27,301	2,730	48,500	-	51,230
Common stock issued for compensation	-	-	20,000	2,000	17,500	-	19,500
Net loss from operations for the year ended December 31, 2004	-	-	-	-	-	(457,544)	(457,544)
Balance December 31, 2004	50,500	506	2,290,239	22,903	3,909,962	(1,910,315)	2,023,056
Common stock issued for compensation	-	-	20,000	200	17,300	-	17,500
Retirement of shares in settlement of countersuit	-	-	(88,834)	(884)	884	-	-
Net loss from operations for the year ended December 31, 2005	-	-	-	-	-	(508,742)	(508,742)
Balance December 31, 2005	50,500	506	2,221,905	22,219	3,928,146	(2,419,057)	1,531,814
Common stock issued for compensation	-	-	17,500	175	14,575	-	14,750
Common stock issued to prior stockholders	-	-	15,000	150	16,350	-	16,500
Net loss from operations for the year ended December 31, 2006	-	-	-	-	-	(406,322)	(406,322)
Balances December 31, 2006	50,500	506	2,254,405	22,544	3,959,071	(2,825,379)	1,156,742
Common stock issued for compensation	-	-	17,500	175	11,325	-	11,500
Net loss from operations for the year ended December 31, 2007	-	-	-	-	-	(399,088)	(399,088)
Balances December 31, 2007	50,500	506	2,271,905	22,719	3,970,396	(3,224,467)	769,154
Common stock issued for compensation	-	-	30,000	300	12,575	0	12,875
Net loss from operations for the year ended December 31, 2008	-	-	-	-	-	(455,979)	(455,979)
Balance December 31, 2008	50,500	506	2,301,905	23,019	3,982,971	(3,680,446)	326,050
Common stock issued for compensation	-	-	30,000	300	7,700	-	8,000
Conversion of Preferred Stock	(100)	(2)	200	2	-	-	-
Net loss from operations for the year ended December 31, 2009	-	-	-	-	-	(311,907)	(311,907)
Balance December 31, 2009	50,400	504	2,332,105	23,321	3,990,671	(3,992,353)	22,143
Imputed cost of donated labor	-	-	-	-	55,000	-	55,000
Cost of Software purchase	-	-	-	-	12,000	-	12,000
Net loss from operations for the year ended December 31, 2010	-	-	-	-	-	(131,294)	(131,294)
Balances December 31, 2010	50,400	504	2,332,105	23,321	4,057,671	(4,123,647)	(42,151)
Imputed cost of donated labor	-	-	-	-	38,000	-	38,000
Net loss from operations for the year ended December 31, 2011	-	-	-	-	-	(69,432)	(69,432)
Balances December 31, 2011	50,400	$504	2,332,105	$23,321	$4,095,671	$(4,193,079)	$(73,583)

Imputed cost of donated labor	-	-	-	-	45,000	-	45,000
Net loss from operations for the year ended December 31, 2012	-	-	-	-	-	(359,239)	(359,239)
Balances December 31, 2012	50,400	$504	2,332,105	$23,321	$4,140,671	$(4,552,318)	$(387,822)

The accompanying notes are an integral part of these consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1, 2012 to December 31, 2012	January 1, 2011 to December 31, 2011	From inception of development stage on April 1, 2003 to December 31, 2012
Statement of Cash Flows
Cash Flows from Operating Activities:
Net Loss	$(359,239)	$(69,432)	$(3,475,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	-	13,751
Amortization of software	4,551	4,000	12,000
Compensation costs of common stock awarded to employees and consultants	20,000	3,000	171,355
Cost of donated services	45,000	38,000	138,000
Cost of common stock issued to shareholders	-	-	16,500
Cost of purchased research and development	255,771		255,771
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	-	31,250
Decrease (increase) in prepaid expenses	-	463	14,752
(Decrease) increase in accounts payable and accrued expenses	4,335	7,729	(205,072)
Net cash used in operating activities	(29,582)	(16,240)	(3,026,948)
Net cash provided by investing activities	-	-	-
Cash Flows from Financing activities:
Proceeds from convertible notes payable	29,000	13,500	74,000
Net cash provided by financing activities	29,000	13,500	74,000
Net Decrease in cash and cash equivalents	(582)	(2,740)	(2,952,948)
Cash and Cash Equivalents, beginning of period	952	3,692	2,953,318
Cash and Cash Equivalents, end of period	$370	$952	$370
Cash paid during the period for:
Income taxes	$-	$-	$12,609
Interest	$-	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for accrued liabilities	$-	$-	$51,230
Common stock issued to prior shareholders	$-	$-	$16,500
Conversion of preferred stock	$-	$-	$2
Common Stock options issued for software purchase	$-	$-	$5,114
Software acquired with common stock options	$-	$-	$12,000

The accompanying notes are an integral part of these consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company consists of TGFIN Holdings, Inc. (“TGFIN,” non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (“Tradingear,” combined, the "Company"). The Company reactivated its previously inactive operating subsidiary, Tradingear in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.  On February 19, 2010 Tradingear purchased software applications in exchange for 60,000 options to purchase shares of TGFIN Common Stock at $.30 per share at any time between August 19, 2011 and August 19, 2013.

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

DECEMBER 31, 2012 and 2011

(Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue from iphone application downloads when funds commissions are earned.

Research and Development

Research and development costs are expensed as incurred.

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

DECEMBER 31, 2012 and 2011

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

On January 1, April 1, and effective December 31, 2012, the Company awarded, but has not issued, 30,000 total shares of common stock for annual compensation to the Board of Directors in accordance with the terms of their respective compensation or employment agreements. The shares were valued at the market price at the date of issuance, ranging between $.10 and $.20 per share, resulting in a current year compensation expense and recognized stock compensation payable of $5,000. In addition, in conjunction with the Asset Purchase, See NOTE 9-ASSET PURCHASE, each board member was awarded a total of 50,000 pre-split shares effective December 19 and December 31, 2012. All shares were valued at the current market price of $.10 per share, resulting in a current year bonus compensation expense and additional stock compensation payable of $15,000.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 1, April 1, and October 1, 2011, the Company awarded, but has not issued 30,000 total shares of common stock for annual compensation to the Board of Directors in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance of $.10, resulting in compensation expense of $3,000.

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

DECEMBER 31, 2012 and 2011

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

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.  INTANGIBLE ASSETS

A Former Officer of the Company contributed Intangible Assets to the Company valued at his predecessor’s cost of $12,000. These assets consist of selected iphone Applications. The Company has capitalized these intangible assets and amortized them over a 34 month period. During the years ended December 31, 2012 and 2011 the Company recorded Amortization expense of $4,551 and $4,000, respectively.

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

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(Continued)

3. PROVISION FOR INCOME TAXES (continued)

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$1,515,600	$1,534,600
Amortization	300	-
Related Party Accruals	3,500	1,600
Deferred tax liabilities	-	-
Valuation Allowance	(1,519,400)	(1,536,200)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Book Income	$ (140,100)	$ (27,100)
Amortization	200	-
Related Party Interest	1,800	1,200
Stock for Services/Contributed services	125,100	(16,000)
Valuation Allowance	13,000	41,900
Provision for Income Taxes	$ -	$ -

At December 31, 2012, the Company had net operating loss carry-forwards of approximately $3,886,000 that may be offset against future taxable income from the year 2012 through 2031. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(Continued)

4.  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of December 31, 2012 and 2011 and changes during the years then ended, is presented below:

		2012			2011
	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Outstanding, beginning of year	60,000		$.30	0		$0
Granted	0		0	60,000.30
Expired/Cancelled	0		0	0		0
Exercised	0		0	0		0
Outstanding end of year	60,000		$.30	60,000		$.30
Exercisable	60,000		$.30	60,000		$.30

5. GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate since then and has incurred losses each year. For the year ended December 31, 2012 the company lost $359,239 and had a Retained Deficit of $4,552,318. The company’s cash reserves of $370 as of December 31, 2012 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The Company is following a plan to position itself to pursue its technology development goals and increase shareholder value. To build upon this Asset acquisition and pursuant to its objectives, the company plans to use the latest developments in software design and deployment to customize development of the purchased assets. The Company intends to pursue a strategy of using market research and proprietary algorithms to target revenue generating opportunities. The strategy includes rapidly developing multiple new "vertical" social networks. The Company hopes to accomplish this by serving specific and focused audiences through building consumer technology products and social communities with the following characteristics:

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(Continued)

5. GOING CONCERN QUALIFICATION (Continued)

•

expansive scale and reach

•

revenue introduction ability

•

deployed rapidly in the "cloud"

•

easy-to-use interface

•

monitor multiple conversations at once

•

connect quickly and easily to other like-minded people and relevant content

•

both “real-time” and “anytime” interactions

The Company intends to use the leverage and scale inherent in today's cutting edge cloud technologies to rapidly and economically achieve and sustain profitable and widely accepted operations.

The Company will issue stock to raise sufficient operating capital.

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2012 there were no other claims asserted or threatened against the Company.

7. CONVERTIBLE NOTES PAYABLE – RELATED PARTY

	December 31, 2012	December 31, 2011
Convertible 8% Demand Notes Payable	$74,000	$45,000
Total Notes payable	$74,000	$45,000

The Convertible 8% Notes Payable were originated on May 20 and September 14, 2011 and on March 20, November 7, and December 17, 2012 for $7,000, $6,500, $14,000, $12,000 and $3,000 respectively, to reflect working capital funding provided by Sam Gaer, the company’s then single largest shareholder. The Notes originated in 2010 are convertible into common stock of TGFIN at $.30 per share at any time at the holder’s option. The Notes originated in 2011 are convertible into common stock of TGFIN at $.15 per share at any time at the holder’s option. The Notes originated in 2012 are convertible into common stock of TGFIN at $.10 per share at any time at the holder’s option. Effective December 19, 2012 all rights to the Notes were assigned to Marni Gaer, the spouse of Sam Gaer. Accrued interest related to these notes as of December 31, 2012 and 2011 was $8,863 and $4,175, respectively.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(Continued)

8. CAPITAL STOCK

Common Stock

The authorized common stock of the Company consists of 50,000,000 shares, with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share. On December 31, 2012 the Board of Directors authorized management to pursue a ten (10) to one (1) reverse split of the company’s Common Stock.

Preferred Stock

The authorized preferred stock of the Company consists of 1,000,000 shares, with a par value of $0.01 per share. Holders of Preferred stock are entitled to one-tenth of a vote for each share held.

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of December 31, 2012, there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi- annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at December 31, 2011 of approximately $550,368 or $10.92 per share.  Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common.

On January 1, 2012 and April 1, 2012 the Company awarded, but has not issued, 30,000 total shares of common stock for annual compensation to the Board of Directors in accordance with the terms of their respective compensation or employment agreements. The shares were valued at the market price at the date of issuance, ranging between $.10 and $.20 per share, resulting in a current year compensation expense and recognized stock compensation payable of $5,000. In addition, in conjunction with the Asset Purchase, See NOTE 9-ASSET PURCHASE, each board member was awarded 50,000 shares (for a total of 150,000 shares) effective December 19 and December 31, 2012. All shares were valued at the current market price of $.10 per share, resulting in a current year bonus compensation expense and additional stock compensation payable of $15,000.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(Continued)

8. CAPITAL STOCK (Continued)

On January 1, April 1, and October 1, 2011, the Company awarded, but has not issued 30,000 total shares of common stock for annual compensation to the Board of Directors in accordance with the terms of their respective compensation or employment agreements.  The shares were valued at the market price at the date of issuance of $.10, resulting in compensation expense of $3,000.

9. ASSET ACQUISITION

On December 31, 2012 the company entered into an agreement to purchase certain assets and technologies (“Assets”) from IceLounge Media, Inc., (“IMI”) an unrelated party, in exchange for 49% of the company’s common stock. The company will acquire IMI's social network platform source code, documentation, algorithms, as well as certain intangible intellectual property. IMI’s shareholders will receive restricted common stock shares of TGFIN. There is no change in control from this transaction. The Assets purchased have no operating history and need further development and customization to generate revenues, which the company plans to do under its own direction. The company expensed the purchase of the assets at the market value of $.10 per share of the 2,557,708 shares to be issued for an amount of $255,771.

IMI is a privately held technology and social media company with proprietary technology platforms that allow for rapid development, enterprise scalability, and deployment of social networking sites and communities.  The platform includes proprietary social networking-centric tools such as blogs, forums, e-mail, homepage builders, polls, e-commerce, sharing functionality, photo sharing, and video creation and sharing.

10. SUBSEQUENT EVENTS

On January 3, 2013 the company received additional cash in the form of Convertible Notes payable for $3,000 from a related party. The Convertible Notes are payable on demand, bear interest at 8% per annum and are convertible into common stock at $.10 per share at any time the holder desires.

Between March 12 and 22, 2013 the company sold 170,000 shares of its common stock for $34,000, or $.20 per share.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events to report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting. The Company’s external auditors were not engaged to examine management's assertion about the effectiveness of internal control over financial reporting as of December 31, 2012 and, accordingly, they did not express an opinion thereon.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on our assessment and those criteria, our management believes that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2012.

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

Changes in Internal Control.   There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the Company’s 2012 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment and those criteria, our management concluded that TGFIN Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2012.

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

Background and Business Experience

The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. During the fiscal year ended December 31, 2012 there was one meeting of the Board of Directors.

S. Emerson Lybbert - Chairman of the Board, President

Scott Emerson Lybbert, 55 years old, was appointed CEO and Chairman of TGFIN and TradinGear by the Board of Directors on April 29, 2003. From October 1, 2002 to April 2003, he had been a consultant under contract to perform and advise the Company with respect to normal CFO duties. Mr. Lybbert held the same position for the parent company, when it was Digitran Systems, Incorporated ("Digitran") in Logan, Utah from March 1998 to March 1999, during which time he also served as a Director and Corporate Secretary. From March 1999 to March 2001, he served as Chief Financial Officer and Chief Information Officer of Reynolds Corporation, a Division of Selkirk Industries, in Lynnwood Washington. From April 2001 until April 2003, he was a self-employed Independent Consultant. Nevertheless, from April 2000 until the merger with TradinGear.com, Incorporated on September 12, 2002, he had been a consultant to Digitran on a limited, volunteer basis, which included an appointment as Corporate Secretary in April 2001.

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

Marni Gaer - Director, Secretary and In House Counsel

Marni Gaer, 46 years of age, became a Director, Corporate Secretary, and In House Counsel of TradinGear in October 1999.  She was then elected to these positions for TGFIN on September 12, 2002. She voluntarily resigned her board position, without dispute, on February 19, 2009 and accepted it back again on November 15, 2010.  Since 1992, Ms. Gaer also has been and currently serves as Vice-President and General Counsel for International Printing Corporation, a family business located in Queens, New York, where her responsibilities include union and labor negotiations and general corporate law. Ms. Gaer earned her JD from Brooklyn Law School in 1991 and graduated from the University of Pennsylvania with a Bachelor of Arts in Economics in 1988.

Aaron Etra - Director

Aaron Etra, 72 years of age, was appointed Director of TGFIN and TradinGear on April 29, 2003.  Aaron Etra has been the President of Investors & Developers Associates, Inc., a developer of commercial, residential and industrial property in the U.S., since 1981 as well as Chairman of Molecular Technology Group, a biotechnology and consumer products and research and development group of companies since 1998.  He is also a Director of ABSS Corp.  Mr. Etra has been an Attorney and a counselor at law since 1966 specializing in commercial, corporate, tax and personal law. His professional education includes a J.D. in Law at Columbia University in 1965, L.L.M. in Law at New York University in 1966, a B.A. in Political Science and Economics at Yale University in 1962 and he attended the Hague Academy of International Law during the summers of 1964-65.

Involvement in certain legal proceedings by Officers and Directors

None

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2012

Audit committee and Financial Expert

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

S. Emerson Lybbert	12/31/12	0	0	0	6,000	0	0	0	0	6,000
Chairman	12/31/11	0	0	0	1,000	0	0	0	0	1,000
CEO	12/31/10	0	0	0	7,000	0	0	0	0	7,000

Marni Gaer	12/31/12	0	0	0	7,000	0	0	0	0	7,000
Director	12/31/11	0	0	0	1,000	0	0	0	0	1,000
Counsel	12/31/10	0	0	0	0	0	0	0	0	0

Aaron Etra	12/31/12	0	0	0	7,000	0	0	0	0	7,000
Director	12/31/11	0	0	0	1,000	0	0	0	0	1,000
	12/31/10	0	0	0	6,000	0	0	0	0	6,000

Other Items

There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2012 by any Named Executive Officer.

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

Compensation of Directors

At the discretion of the Board of Directors, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director.  No options were granted to Directors or Officers during the fiscal years ended December 31, 2012 or 2011.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2012 the number of shares of Common Stock, Series 1 Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock and Preferred Stock, by each director and each officer of the Company and by all officers and directors as a group.  Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.

Ownership of Principal Shareholders
Principal Shareholders (1)	Address	Number of Shares of Common Stock	Percent of Shares of Common Stock
Marni Gaer (2)	101 North Main Street, Suite B Smithfield, UT 84334	907,500	38.9%
Kim Hemphill (3)	16006 East Jacobs Road Spokane, WA 99217	195,035	8.4%
Bruce Frank	238 Christopher Street Montclair, NJ 07043	171,058	7.3%
Global Net Financial	7284 West Palmetto Pk. Rd. Suite 120 Boca Raton, FL 33433	133,889	5.7%

(1)

Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned. As at the date hereof, TGFIN Holdings, Inc. had outstanding 2,332,105 shares of its common stock. Percentages are not adjusted to reflect 180,000 shares awarded to the board of Directors over the past several years, and not yet issued, nor the 150,000 bonus shares awarded to the Board of Directors in conjunction with the Asset Purchase, and not yet issued, resulting in 2,512,105 and 2,662,105 total shares, respectively.

(2)

Marni Gaer is the wife of Samuel Gaer. Includes 10,000 shares held in trust for the children of Marni and Samuel Gaer, of which Marni Gaer is the Trustee. Effective December 19, 2012, Sam Gaer transferred all his shares to Marni Gaer.

(3)

Amount includes shares held in Trusts, for which Kim Hemphill is the Trustee.

None of the Beneficial Owners or Groups listed above holds any other class of shares other than common stock.

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2012 and to the date hereof:

Ownership of Management
Directors and Named Executive Officers	Address	Number of Shares of Common Stock	Percent of Shares of Common Stock
Marni Gaer (1)*	101 North Main Street, Suite B Smithfield, UT 84334	907,500	38.9%
S. Emerson Lybbert (2)*	101 North Main Street, Suite B Smithfield, UT 84334	84,448	3.6%
Aaron Etra (3)*	101 North Main Street, Suite B Smithfield, UT 84334	37,391	1.6%

(1)

Does not include 70,000 shares awarded, but not yet issued, resulting in 977,500 shares, or 36.7% of the adjusted total.

(2)

Does not include 130,000 shares awarded, but not issued, resulting in 214,448 shares, or 8.1% of the adjusted total.

(3)

Does not include 130,000 shares awarded, but not issued, resulting 167,391 shares, or 6.3% of the adjusted total, respectively

Management and Directors alone own 1,029,339 shares, or 44.1%, which does not include 330,000 shares awarded, but not issued, resulting in 1,359,339 shares, or 51.1% of the adjusted total of 2,662,105.

Management and Directors have beneficial ownership of 1,029,339 shares, or 44.1%, which does not include 330,000 shares awarded, but not issued, resulting in 1,359,339 shares, or 51.1% of the adjusted total of 2,662,105. In essence, the Board of Directors as a group has control of the company.

Changes in Control

Effective December 19, 2012 Sam Gaer, the company’s then largest shareholder transferred his entire financial interest in the company to his spouse, Marni Gaer, In-house counsel and Director, in a related party, non-monetary, non-compensatory transaction for the purpose of personal family financial planning. This transfer resulted in a change of control of the company.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

None.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012, and 2011:

Fee Category	2012	2011
Audit Fees	$16,733	$11,500
Audit-related Fees	-	-
Tax Fees	310	565
All Other Fees	-	-
Total Fees	$17,043	$12,065

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements. See our audited financial statements for the year ended December 31, 2012, contained in Part II, Item 8, above, which are incorporated by reference.

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

TGFIN HOLDINGS, INC.

Date:	March 26, 2013	By:	/s/S. Emerson Lybbert
S. Emerson Lybbert
President, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TGFIN HOLDINGS, INC.

Date:	March 26, 2013	By:	/s/S. Emerson Lybbert
S. Emerson Lybbert
President, Principal Executive Officer and Principal Financial Officer

Date:	March 26, 2013	By:	/s/Marni Gaer
Marni Gaer
Director

Date:	March 26, 2013	By:	/s/Aaron Etra
Aaron Etra
Director