Form 10-Q
period 2013-06-30
TGFIN HOLDINGS INC
filed 2013-08-16
CIK 876134

QUARTERLY REPORT ON FORM 10Q FOR THE QUARTER ENDED JUNE 30, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: June 30, 2013

or

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

Not applicable.

Outstanding Shares

At August 15, 2013 there were 2,332,105 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

                                                                                                                                             PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Unaudited Consolidated Balance Sheet

as of June 30, 2013 and Audited Consolidated

Balance Sheet as of December 31, 2012

4

Unaudited Consolidated Statements of

Operations, for the Three and Six Month Periods

Ended June 30, 2013 and 2012

5

Unaudited Consolidated Statements of Cash

Flows, for the Three and Six Month Periods Ended

June 30, 2013 and 2012

6

Notes to Unaudited Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis of Financial

Condition or Plan of Operation

11

Item 3.  Quantitative and Qualitative Disclosures About

Market Risks

12

Item 4.  Controls and Procedures

13

PART II. OTHER INFORMATION

13

SIGNATURES

14

PART I  FINANCIAL INFORMATION

ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012

ASSETS
Current Assets:
Cash	$34,265	$370
Prepaid expenses	2,500	-
Total Current Assets	36,765	370

Total Assets	$36,765	$370
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$15,406	$13,558
Accrued expenses	12,038	8,863
Stock compensation payable	40,000	36,000
Convertible notes payable	79,000	74,000
Common stock subscription payable	50,000	-
Common stock payable	-	255,771
Total Current Liabilities	196,444	388,192

Stockholders’ Deficit:
Preferred stock ($0.01 par value) 1,000,000 shares authorized, 50,400 shares issued and outstanding	504	504
Common stock ($0.01 par value) 50,000,000 shares authorized, 2,332,105 and 2,332,105 issued and outstanding	23,321	23,321
Additional paid-in-capital	4,164,671	4,140,671
Retained deficit prior to development stage	(1,077,063)	(1,077,063)
Retained deficit during development stage	(3,271,112)	(3,475,255)
Total Stockholders’ Deficit	(159,679)	(387,822)
Total Liabilities and Stockholders’ Deficit	$36,765	$370

The accompanying notes are an integral part of these consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	April 1 to June 30, 2013	April 1 to June 30, 2012	January 1 to June 30, 2013	January 1 to June 30, 2012	From inception of development stage on April 1, 2003 to June 30, 2013

Revenues	$-	$-	$-	$-	$356
Cost of Goods Sold	-	-	-	-	-
Gross Profit	-	-	-	-	356
Expenses
Research and development	(255,771)	-	(255,771)	-	-
Payroll and related	8,000	8,500	25,500	21,500	2,005,019
Selling, General and Administrative	7,376	1,208	10,106	2,575	907,402
Legal and Professional	6,280	10,947	16,040	12,601	484,133
Amortization	-	1,000	-	2,000	12,000
Total operating Expense	(234,115)	21,655	(204,125)	38,676	3,408,554
Operating Income (Loss)	234,115	(21,655)	204,125	(38,676)	(3,408,198)
Other Income
Interest Income	15	-	18	-	137,086
Total other income	15	-	18	-	137,086
Net Income (Loss)	$234,130	$(21,655)	$204,143	$(38,676)	$(3,271,112)

Basic and Diluted Income (loss) per share	$.10	$(0.01)	$.09	$(0.02)
Weighted Average Number of shares outstanding	2,332,105	2,332,105	2,332,105	2,332,105

The accompanying notes are an integral part of these consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	January 1, 2013 to June 30, 2013	January 1, 2012 to June 30, 2012	From inception of development stage on April 1, 2003 to June 30, 2013

Cash Flows from Operating Activities:
Net Loss	$204,143	$(38,676)	$(3,271,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	-	13,751
Amortization of software	-	2,000	12,000
Compensation costs of common stock issued or payable to employees and consultants	4,000	5,000	175,355
Cost of donated services	24,000	19,000	162,000
Cost of common stock issued to shareholders	-	-	16,500
Common stock payable	(255,771)	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	-	31,250
Decrease (increase) in prepaid expenses	(2,500)	(2,500)	12,252
(Decrease) increase in accounts payable and accrued expenses	5,023	2,033	(200,049)
Net cash used in operating activities	(21,105)	(13,143)	(3,048,053)
Net cash provided by investing activities	-	-	-
Cash Flows from Financing activities:
Convertible notes payable	5,000	14,000	79,000
Common stock subscription payable	50,000	-	50,000
Net cash provided by financing activities	55,000	14,000	129,000
Net Increase (Decrease) in cash and cash equivalents	33,895	857	(2,919,053)
Cash and Cash Equivalents, beginning of period	370	952	2,953,318
Cash and Cash Equivalents, end of period	$34,265	$1,809	$34,265
Cash paid during the period for:
Income taxes	$-	$-	$12,609
Interest	$-	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for accrued liabilities	$-	$-	$51,230
Common stock issued to prior shareholders	$-	$-	$16,500
Conversion of preferred stock	$-	$-	$2
Cost of donated services	$24,000	$19,000	$162,000
Common Stock options issued for software purchase	$-	$-	$5,114
Software acquired with common stock options	$-	$-	$12,000

The accompanying notes are an integral part of these consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 1: THE COMPANY AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company

The Company consists of TGFIN Holdings, Inc. ("TGFIN") and its sole and wholly-owned operating subsidiary, TradinGear.Com Incorporated ("TradinGear", or referred to collectively with TGFIN as the "Company"). TGFIN was incorporated under the laws of Delaware in March 1985 (originally as Mark, Inc.). TradinGear was incorporated under the laws of the State of Delaware on July 7, 1999. TGFIN Holdings, Inc. was formerly considered a non-business combination-related shell company as defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2). The Company completed a transaction on February 19, 2010 that had the effect of causing it to cease to be a shell company, as defined in Rule 12b-2, by reactivating its previously inactive operating subsidiary, Tradingear and resuming its previous business of developing software under a new d/b/a: iDEV3. On April 15, 2013 the company filed a Definitive 14C for the purpose of changing the Company’s name and effectuating a ten (10) to one (1) reverse split of the Company’s common stock. As of the time of this filing, these corporate actions are still in progress.

TradinGear currently produces software applications (“Apps”) for telephones and other hand-held devices.

Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2013, the results of operations for the three and six month periods ended June 30, 2013 and 2012, and the cash flows for the three and six month periods ended June 30, 2013 and 2012, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the three and six month periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the respective full years.

Revenue recognition

The company sells its current software at the Online Apple Store, which records all sales made on a daily basis. The company recognizes its portion of the sales as revenue as of the date of the sale.

NOTE 2: TERMINATION OF AGREEMENT

On December 31, 2012 the Company entered into an agreement to purchase certain assets and technologies (“Assets”) from IceLounge Media, Inc. (“IMI”), an unrelated party, in exchange for 49% of TGFIN's common stock.  On April 15, 2013 both parties mutually agreed to terminate the agreement prior to closing without obligation, penalty or consequence to either party.  The Assets were returned to Ice Lounge and TGFIN’s common stock was not issued. The Company had expensed $255,771 as Research and development cost, or $.10 per share of the 2,557,708 shares to be issued. On April 15, 2013 the company credited Research and development costs for $255,771 and removed the common stock payable for the same amount.

NOTE 3: GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate during that period and has incurred losses each year, except for the entry described above in NOTE 2: TERMINATION OF AGREEMENT. At June 30, 2013 the company had a Retained Deficit of $4,348,175. The company’s cash reserves of $34,265 as of June 30, 2013 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire existing Apps or companies, and continue to operate during the year ending December 31, 2013. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital if sufficient capital is not raised from operations.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of June 30, 2013 there were no claims asserted or threatened against the Company.

NOTE 5: CONVERTIBLE NOTES PAYABLE

	June 30, 2013	December 31, 2012
Convertible notes payable	$79,000	$74,000
Total Notes payable	$79,000	$74,000

The Convertible 8% Notes Payable were originated on various dates in 2010, 2011 and 2012. Additional notes payable were received on January 3, 2013 for $5,000 to reflect working capital funding provided by Sam Gaer, the, company’s then single largest shareholder. The Notes originated in 2010 are convertible into common stock of TGFIN at $.30 per share at any time at the holder’s option. The Notes originated in 2011 are convertible into common stock of TGFIN at $.15 per share at any time at the holder’s option. The Notes originated in 2012 and 2013 are convertible into common stock of TGFIN at $.10 per share at any time at the holder’s option. Accrued interest related to these notes as of June 30, 2013 was $12,038. Effective December 19, 2012 all rights to the Notes were assigned to Marni Gaer, the spouse of Sam Gaer.

NOTE 6: STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of June 30, 2013 and December 31, 2012 and changes during the periods then ended, is presented below:

	Warrants	2013 Weighted Average Exercise Price	Warrants	2012 Weighted Average Exercise Price
Outstanding, beginning balance	60,000	$.30	60,000	$.30
Granted	0	0	0	0
Expired/Cancelled	0	0	0	0
Exercised	0	0	0	0
Outstanding ending balance	60,000	$.30	60,000	$.30
Exercisable	60,000	$.30	60,000	$.30

NOTE 7:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $0.01 per share, of which 2,332,105 were outstanding at June 30, 2013.

On January 1 and April 1, 2013 the Company awarded 10,000 shares of common stock to each Director and the Chairman in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.10 and $.20, respectively, per share resulting in compensation expense of $4,000, of which $1,000 was recognized in the quarter ended June 30, 2013. As of the date of this report, the shares have not been issued, and the Company recognized additional stock compensation payable of $2,000 for the quarter.

On March 12, and April 22, 2013 the company sold 250,000 shares of its common stock for $50,000 or $.20 per share to two investors.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of June 30, 2013 there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at June 30, 2013 of approximately $564,480 or $11.20 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

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

The information set forth and discussed below for the three month and six month periods ended June 30, 2013 and 2012 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended June 30, 2013 and the six month period ended June 30, 2013 may not be indicative of results expected for the entire fiscal year ended December 31, 2013.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations, borrow and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

The company credited Research and development costs of $255,771, or 100% as a result of the termination of a purchase agreement in the quarter (and consequently, the six months) ended June 30, 2013 versus no such activity for the same periods in 2012. Apart from that transaction, the results of operations were as follows:

Operating costs of $21,656 for the three months ended June 30, 2013 increased by $1, or 0% versus those of the three months ended June 30, 2012, in spite of (1) the timing of work performed (and corresponding invoices received) for Legal and Professional expenses, which resulted in a decrease of $4,667, or 42.7%, and (2) an increase in travel reimbursement of $4,000, or 100% versus those of the three months ended June 30, 2012.

Operating costs of $51,646 for the six months ended June 30, 2013 increased by $12,970 or 33.6% versus those of the six months ended June 30, 2012, due primarily to (1) an increase in the imputed cost of donated labor of $5,000 or 26.4%, (2) and increase in legal fees of $2,000 or 100%, (3) an increase in transfer agent fees of $2,619 or 100%, and (4) an increase in travel expense reimbursement of $4,000 or 100% due to increased activity associated with the purchase of research and development, which was subsequently terminated (See NOTE 2: TERMINATION OF AGREEMENT) and pending corporate actions, versus those of the six months ended June 30, 2012.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company operates minimally and has no meaningful assets subject to market risk. Therefore, this item is not applicable given the company’s current operations.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of June 30, 2013 there were no other claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2013 the company sold 125,000 shares of its common stock for $25,000 or $.20 per share to one investor. The proceeds were used or reserved for general corporate purposes.

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

ITEM 4 Mine Safety Disclosures

None; not applicable.

ITEM 5 Other Information

On April 15, 2013 the company filed a Definitive 14C for the purpose of changing the Company’s name and effectuating a ten (10) to one (1) reverse split of the Company’s common stock. As of the date of this filing, 2013 these corporate actions are still in progress.

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

Date: August 16, 2013

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer