Form 10-Q
period 2013-09-30
TGFIN HOLDINGS INC
filed 2013-11-18
CIK 876134

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: September 30, 2013

or

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

Not applicable.

Outstanding Shares

At November 15, 2013 there were 2,332,105 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

                                                                                                                                             PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Unaudited Consolidated Balance Sheet

as of September 30, 2013 and Audited Consolidated

Balance Sheet as of December 31, 2012

4

Unaudited Consolidated Statements of

Operations, for the Three and Nine Month Periods

Ended September 30, 2013 and 2012

5

Unaudited Consolidated Statements of Cash

Flows, for the Three and Nine Month Periods Ended

September 30, 2013 and 2012

6

Notes to Unaudited Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis of Financial

Condition or Plan of Operation

11

Item 3.  Quantitative and Qualitative Disclosures About

Market Risks

12

Item 4.  Controls and Procedures

13

PART II. OTHER INFORMATION

13

SIGNATURES

14

PART I  FINANCIAL INFORMATION

ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash	$17,294	$370
Prepaid expenses	1,500	-
Total Current Assets	18,794	370

Total Assets	$18,794	$370
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$8,889	$13,558
Accrued expenses	13,653	8,863
Stock compensation payable	40,000	36,000
Convertible notes payable	79,000	74,000
Common stock subscription payable	50,000	-
Common stock payable	-	255,771
Total Current Liabilities	191,542	388,192

Stockholders’ Deficit:
Preferred stock ($0.01 par value) 1,000,000 shares authorized, 50,400 shares issued and outstanding	504	504
Common stock ($0.01 par value) 50,000,000 shares authorized, 2,332,105 and 2,332,105 issued and outstanding	23,321	23,321
Additional paid-in-capital	4,171,671	4,140,671
Retained deficit prior to development stage	(1,077,063)	(1,077,063)
Retained deficit during development stage	(3,291,181)	(3,475,255)
Total Stockholders’ Deficit	(172,748)	(387,822)
Total Liabilities and Stockholders’ Deficit	$18,794	$370

The accompanying notes are an integral part of these consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	July 1 to September 30, 2013	July 1 to September 30, 2012	January 1 to September 30, 2013	January 1 to September 30, 2012	From inception of development stage on April 1, 2003 to September 30, 2013

Revenues	$-	$-	$-	$-	$356
Cost of Goods Sold	-	-	-	-	-
Gross Profit	-	-	-	-	356
Expenses
Research and development	-	-	(255,771)	-	-
Payroll and related	8,000	8,250	33,500	29,750	2,013,019
Selling, General and Administrative	7,636	2,695	17,743	5,270	915,038
Legal and Professional	4,443	3,971	20,483	16,572	488,576
Amortization	-	1,000	-	3,000	12,000
Total operating Expense	20,079	15,916	(184,045)	54,592	3,428,633
Operating Income (Loss)	(20,079)	(15,916)	184,045	(54,592)	(3,428,277)
Other Income
Interest Income	10	-	29	-	137,096
Total other income	10	-	29	-	137,096
Net Income (Loss)	$(20,069)	$(15,916)	$184,074	$(54,592)	$(3,291,181)

Basic and Diluted Income (loss) per share	$(0.01)	$(0.01)	$0.08	$(0.03)
Weighted Average Number of shares outstanding	2,332,105	2,332,105	2,332,105	2,332,105

The accompanying notes are an integral part of these consolidated financial statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	January 1, 2013 to September 30, 2013	January 1, 2012 to September 30, 2012	From inception of development stage on April 1, 2003 to September 30, 2013

Cash Flows from Operating Activities:
Net Loss	$184,074	$(54,592)	$(3,291,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	-	13,751
Amortization of software	-	3,000	12,000
Compensation costs of common stock issued or payable to employees and consultants	4,000	5,000	175,355
Cost of donated services	31,000	26,000	169,000
Cost of common stock issued to shareholders	-	-	16,500
Common stock payable	(255,771)	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	-	31,250
Decrease (increase) in prepaid expenses	(1,500)	(1,250)	13,252
(Decrease) increase in accounts payable and accrued expenses	121	7,363	(204,951)
Net cash used in operating activities	(38,076)	(14,479)	(3,065,024)
Net cash provided by investing activities	-	-	-
Cash Flows from Financing activities:
Convertible notes payable	5,000	14,000	79,000
Common stock subscription payable	50,000	-	50,000
Net cash provided by financing activities	55,000	14,000	129,000
Net Increase (Decrease) in cash and cash equivalents	16,924	(479)	(2,936,024)
Cash and Cash Equivalents, beginning of period	370	952	2,953,318
Cash and Cash Equivalents, end of period	$17,294	$473	$17,294
Cash paid during the period for:
Income taxes	$-	$-	$12,609
Interest	$-	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for accrued liabilities	$-	$-	$51,230
Common stock issued to prior shareholders	$-	$-	$16,500
Conversion of preferred stock	$-	$-	$2
Common Stock options issued for software purchase	$-	$-	$5,114
Software acquired with common stock options	$-	$-	$12,000

The accompanying notes are an integral part of these consolidated Financial Statements.

TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

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

Financial Statements

The accompanying financial statements have been prepared by the Company without audit. They include information of TGFIN and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2013, the results of operations for the three and nine month periods ended September 30, 2013 and 2012, and the cash flows for the three and nine month periods ended September 30, 2013 and 2012, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the respective full years.

Revenue recognition

The company sold software at the Online Apple Store, which records all sales made on a daily basis. The company recognized its portion of the sales as revenue as of the date of the sale.

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

NOTE 3: GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate during that period and has incurred losses each year, except for the entry described above in NOTE 2: TERMINATION OF AGREEMENT. At September 30, 2013 the company had a Retained Deficit of $4,368,244. The company’s cash reserves of $17,294 as of September 30, 2013 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire existing Apps or companies, and continue to operate during the year ending December 31, 2013. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital if sufficient capital is not raised from operations.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2013 there were no claims asserted or threatened against the Company.

NOTE 5: CONVERTIBLE NOTES PAYABLE

	September 30, 2013	December 31, 2012
Convertible notes payable	$79,000	$74,000
Total Notes payable	$79,000	$74,000

The Convertible 8% Notes Payable were originated on various dates in 2010, 2011 and 2012. Additional notes payable were received on January 3, 2013 for $5,000 to reflect working capital funding provided by Sam Gaer, the Company’s then single largest shareholder. The Notes originated in 2010 are convertible into common stock of TGFIN at $.30 per share at any time at the holder’s option. The Notes originated in 2011 are convertible into common stock of TGFIN at $.15 per share at any time at the holder’s option. The Notes originated in 2012 and 2013 are convertible into common stock of TGFIN at $.10 per share at any time at the holder’s option. Accrued interest related to these notes as of September 30, 2013 was $13,653. Effective December 19, 2012 all rights to the Notes were assigned to Marni Gaer, the spouse of Sam Gaer.

NOTE 6: STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of September 30, 2013 and December 31, 2012 and changes during the periods then ended, is presented below:

	Warrants	2013 Weighted Average Exercise Price	Warrants	2012 Weighted Average Exercise Price
Outstanding, beginning balance	60,000	$.30	60,000	$.30
Granted	0	0	0	0
Expired/Cancelled	0	0	0	0
Exercised	0	0	0	0
Outstanding ending balance	60,000	$.30	60,000	$.30
Exercisable	60,000	$.30	60,000	$.30

NOTE 7:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $0.01 per share, of which 2,332,105 were outstanding at September 30, 2013.

On January 1 and April 1, 2013 the Company awarded 10,000 shares of common stock to each of the two Directors and the Chairman, respectively, in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.10 and $.20, respectively, per share resulting in compensation expense of $4,000, of which $1,000 was recognized in the quarter ended

September 30, 2013. As of the date of this report, the shares have not been issued.

On March 12, and April 22, 2013 the company sold 250,000 shares of its common stock for $50,000 or $.20 per share to two investors.

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of September 30, 2013 there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at September 30, 2013 of approximately $578,592 or $11.48 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held.  The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

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

The information set forth and discussed below for the three month and nine month periods ended September 30, 2013 and 2012 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2013 and the nine month period ended September 30, 2013 may not be indicative of results expected for the entire fiscal year ended December 31, 2013.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations, borrow and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $20,079 for the three months ended September 30, 2013 increased by $4,163, or 26.2% versus those of the three months ended September 30, 2012 due primarily to (1) an increase in travel reimbursement of $3,700, or 100% and (2) an increase in Transfer Agent fees of $1,263, or 100% due to reactivation versus those of the three months ended September 30, 2012.

The company credited Research and development costs of $255,771, or 100% as a result of the termination of a purchase agreement during the nine months ended September 30, 2013 versus no such activity for the same period in 2012. Apart from that transaction, the results of operations were as follows:

Operating costs of $71,726 for the nine months ended September 30, 2013 increased by $17,134 or 31.4% versus those of the nine months ended September 30, 2012, due primarily to (1) an increase in the imputed cost of donated labor of $5,000 or 19.2%, (2) and increase in legal fees of $2,000 or 100%, (3) an increase in transfer agent fees of $3,882 or 100%, and (4) an increase in travel expense reimbursement of $7,700 or 100% due to increased activity associated with the purchase of research and development, which was subsequently terminated (See NOTE 2: TERMINATION OF AGREEMENT) versus those of the nine months ended September 30, 2012.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2013 there were no other claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None for the quarter ended September 30, 2013.

ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $578,592. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

ITEM 4 Mine Safety Disclosures

None; not applicable.

ITEM 5 Other Information

On April 15, 2013 the company filed a Definitive 14C for the purpose of changing the Company’s name and effectuating a ten (10) to one (1) reverse split of the Company’s common stock. As of the date of this filing, November 18, 2013 these corporate actions are still in progress.

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

Date: November 15, 2013

                      TGFIN Holdings, Inc.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer