Form 10-K
period 2013-12-31
Redify Group, Inc.
filed 2014-04-04
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission File Number:  000-19470

REDIFY GROUP INC.

(Exact Name of registrant as specified in its Charter)

TGFIN HOLDINGS, INC.

(Former name of registrant)

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

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $416,799 at June 28, 2013, computed at the closing quotation for the Registrant's common stock of $0.30 as of June 28, 2013.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of April 4, 2014 the Registrant had 2,942,286 shares of common stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

All references to Common stock have been retroactively restated throughout this document to reflect a ten (10) to one (1) reverse split, which was authorized by the Board of Directors on March 28, 2013, and became effective on February 28, 2014.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

ITEM 1.  BUSINESS

Form and Year of Organization

The Registrant consists of Redify Group, Inc. (“RDFY”, non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (“Tradingear,” combined, the "Company"). The company changed its name to Redify Group, Inc. from TGFIN Holdings, Inc. (“TGFN”) on October 2, 2013. The Company reactivated its previously inactive operating subsidiary, Tradingear in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.

On April 15, 2013 the company filed a Definitive 14C for the purpose of changing the Company’s name and effectuating a ten (10) to one (1) reverse split of the Company’s common stock. These corporate actions were approved by the Financial Industry Regulatory Authority (“FINRA”) on February 28, 2014, and became effective with the OTCQB at the opening of trading on February 28, 2014 under the symbol “TGFND”. The “D” appeared on the Company’s ticker symbol for the following 20 business days. Thereafter, the Company’s ticker symbol became RDFY.

Redify Group, Inc. was incorporated under the laws of Delaware in March 1985 as Mark, Inc. From March 1992 to September 12, 2002 Redify Group, Inc. was known as Digitran Systems, Incorporated ("DSI"), and from September 12, 2002 to October 2, 2013 it was known as TGFIN Holdings, Inc. during which time, TradinGear.com, Incorporated (incorporated under the laws of the State of Delaware on July 7, 1999) became the operating subsidiary of Redify Group, Inc. Redify Group, Inc., then known as TGFIN Holdings, Inc. sold the assets of Tradingear.com Incorporated effective March 31, 2003.

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

Competitive business conditions

There are currently over approximately 1,000,000 active Apps available at the Apple Store. Developers range from small, single App developers, to large professional clearing house incubators. Competition for ideas is intense and many competitors advertise to attract ideas and even offer to co-develop Apps with the idea originator. The Company has offered developers shares of RDFY common stock in exchange for their Apps. This is an avenue the Company still continues to offer and evaluate.

Patents, Copyrights and Trademarks

The Company owns the copyrights and trade names for all the Apps it has purchased.

Research and Product Development

The company purchased certain assets to be used in the building and customization of social networking sites intended to target certain groups with common interests. On December 31, 2012 (See NOTE 2 – TERMINATION OF AGREEMENT) the company entered into a definitive agreement to purchase Assets from IceLounge Media, Inc., a private, unrelated company, which it expensed as Research and Development. The company agreed to exchange 2,557,708 shares valued at the per share market price of $.10, for an amount of $255,771, on December 31, 2012. On April 15, 2013 both parties mutually agreed to terminate the agreement prior to closing without obligation, penalty or consequence to either party.  The Assets were returned to IceLounge and TGFIN’s common stock was not issued. The Company had expensed $255,771 as Research and development cost, or $.10 per share for the 2,557,708 shares to have been issued. On April 15, 2013 the company credited Research and development costs for $255,771 and removed the common stock payable for the same amount.

Otherwise, the company spent no resources on research and project development in 2013.

Employees

As of December 31, 2013 and 2012, the Company had no employees. Two former part-time employees donate their time to the company. The estimated value of work provided is imputed and recorded as a non-cash expense of the company. The Company is not a party to any collective bargaining agreements.

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

ITEM 3  Legal Proceedings.

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2013 there were no claims asserted or threatened against the Company.

ITEM 4  Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5  Market for Registrant’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common shares trade on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "RDFY.OB" or “RDFY.PK”. During the year ended December 31, 2013, the company traded under the symbol “TGFN.OB” or

“TGFN.PK”. The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for those shares. Such prices reflect inter dealer prices, without retail markup, mark down or commission and may not necessarily represent actual transactions.

	2013		2012

	High Close	Low Close	High Close	Low Close
1st Quarter	$ .30	$ .10	$ .10	$ .10
2nd Quarter	.40	.20	3.50	.10
3rd Quarter	2.10	.10	.30	.00
4th Quarter	.30	.10	.20	.00

Shareholders

As of December 31, 2013, the Company had 342 record holders of its Class A Common Stock, no holders of its Class B Common Stock, no holders of its undesignated Preferred Stock and 14 record holders of its Series 1, Class A 8% Cumulative Convertible Preferred Stock.

Dividends

The Company had not paid any dividends on its Class A or Class B Common Stock (“Common Stock”) and the Board of Directors of the Company presently intends not to declare dividends, but to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business.  The declaration and payment of dividends in the future on the Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. In addition, as noted below, the Company is in arrears in the payment of dividends on its Series 1, Class A 8% Cumulative Convertible Preferred Stock.

Holders of Series 1, Class A 8% Cumulative Convertible Preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15.  No dividends have been declared or paid since March 15, 1993, resulting in dividends in arrears at December 31, 2013 of approximately $578,592 or $11.48 per share. Dividends are not payable on any other class of stock ranking junior to the Series 1, Class A 8% Cumulative Convertible Preferred Stock until the full cumulative dividend requirements of the Series 1, Class A 8% Cumulative Convertible Preferred Stock have been satisfied. There are not sufficient Series 1, Class A 8% Cumulative Convertible Preferred Shares (left unconverted) to trade publicly and the financial condition of the company has made the probability of dividend payment to Series 1, Class A 8% Cumulative Convertible Preferred shareholders unlikely.

Securities authorized for issuance under equity compensation plans.

None

Description of Securities

Common Stock

The authorized capital stock of the Company consists of 50,000,000 shares of Class A Common stock, par value $.01 per share, of which 2,942,286 were outstanding as of December 31, 2013 and 5,000,000 shares of Class B Common stock, par value $.01 per share, of which no shares have been issued. On March 28, 2013 the company’s Board of Directors authorized a ten (10) to one (1) reverse-split of the company’s Class A Common Stock, which became effective February 28, 2014. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share.

The Class A Common Stock and the Class B Common Stock attributes and rights are identical except for the following: (a) Class B has pre-emptive rights with respect to Class B issuances, (b) Class A has a dividend and liquidation preference, and (c) if there is a Class B, its holders have the right to control the Board of Directors. The Company has no plans to issue any Class B Common Shares in the near future. All references to Common Stock issuances, unless otherwise indicated, refer to the Class A Common Stock shares.

The company had recorded Common Stock payable in the amount of $255,771, which represented 2,557,708 shares of the company’s Common stock valued at the market price of $.10 on December 31, 2012 to be issued to the assignees of IceLounge Media, Inc., a private, unrelated company. See NOTE 2 – TERMINATION OF AGREEMENT. On April 15, 2013 both parties mutually agreed to terminate the agreement prior to closing without obligation, penalty or consequence to either party.  The Assets were returned to IceLounge and TGFIN’s common stock was not issued. The Company had expensed $255,771 as Research and development cost, or $.10 per share for the 2,557,708 shares to have been issued. On April 15, 2013 the company credited Research and development costs for $255,771 and removed the common stock payable for the same amount.

As of December 31, 2012 the Company had an outstanding stock compensation payable in the amount of $36,000, representing 320,000 shares of Common stock authorized to be issued to directors for services rendered in prior periods. On March 11, 2014 the related shares were issued.

On January 1 and April 1, 2013 the Company awarded 10,000 shares of common stock to each Director and the Chairman in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.10 and $.20, respectively, per share resulting in compensation expense of $4,000, of which $3,500 was recognized in the year ended December 31, 2013. On March 11, 2014 the shares were issued.

On March 12, and April 22, 2013 the company sold 250,000 shares of its common stock for $50,000 or $.20 per share to two investors. Subsequent to December 31, 2013, on March 20, 2014, the shares were issued. The issuance was recorded as of December 31, 2013.

Preferred Stock

The Company has authorized 1,000,000 shares of Preferred Shares with a par value of $.01 per share, of which 450,000 are undesignated and unissued. The remaining 550,000 shares are designated as Series 1 Class A 8% Cumulative Convertible Preferred Stock (“Preferred stock”), of which 50,400 shares were issued and outstanding as of December 31, 2013. There are insufficient Series 1, Class A 8% Cumulative Convertible Preferred Shares remaining to trade publicly.

Holders of both, the Series 1, Class A 8% Cumulative Convertible Preferred Stock and the undesignated class of Preferred stock are entitled to one-tenth of a vote for each share of preferred stock held.

Since only the Series 1, Class A 8% Cumulative Convertible Preferred Shares are issued and outstanding, all references to preferred shares, unless otherwise indicated, refer to the Series 1, Class A 8% Cumulative Convertible Preferred Shares.

The Series 1, Class A 8% Cumulative Convertible Preferred Stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

ITEM 6. Selected Financial Data.

Not required for smaller reporting issuers.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.  See "ITEM 8 FINANCIAL STATEMENTS".

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The information set forth and discussed below for the years ended December 31, 2013 and December 31, 2012 was derived from the consolidated financial statements included elsewhere herein.

RESULTS OF OPERATIONS

2013 VERSUS 2012

The Company recognized a negative total operating expenses of ($154,160) for the year ended December 31, 2013 versus $359,240 for the year ended December 31, 2012. To understand the true dynamics of the results of operations, these totals need to be adjusted for one unique transaction, which created an expense in the year ended December 31, 2012 for Research and Development, which was reversed in the year ended December 31, 2013, creating the recognition of Net Income. See NOTE 2: TERMINATION OF AGREEMENT.

After adjusting for that single entry, operating expenses for the year ended December 31, 2013 of $101,611 decreased $1,857, or 1.8%, from the operating expenses for the year ended December 31, 2013 of $103,469, due primarily to the changes in the following categories:

Increases: (1) Transfer agent fees of $2,830, or 137.9%; (2) Legal fees of $2,000, or 100% and (3) Travel expenses of $13,775, or 459.2% due primarily to increased activity surrounding the Asset Purchase Agreement and subsequent Termination of Agreement described above, offset by:

Decreases: (1) Stock Compensation of $16,500, or 82.5%, which were greater in the year ended December 31, 2012 due in part to (a) the price of the annual, standard stock issuances to the Board of Directors of $1,500, and (b) the volume of shares issued to the Board as bonus shares of $15,000; (2) a decrease of $4,551 in Amortization expense, due to expiration of the amortization period and (3) Office expenses of $1,200, or 100%.

In addition, Interest Expense increased $1,658, or 34.9%, due to greater amounts owed for the full year ended December 31, 2013 versus those due during the year ended December 31, 2012 and Interest Income increased $30, or 3,331.2% due to greater amounts invested for the year ended December 31, 2013.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to raise additional capital during the next fiscal year.

There were no capital expenditures in 2012 or 2013.

CURRENT PLAN OF OPERATIONS

The company went through the name change and reverse split as actions precedent to an overhaul and redefinition of the company’s business plan, and to renew its commitment to adding value for its shareholders. The Company will continue to seek suitable merger and acquisition candidates, add more qualified management and to develop profitable business ventures in exchange for stock in the company. We will continue to pursue the SportsCast suite of products with a renewed marketing plan as well as aggressively seek to acquire profitable businesses.

The company expects to sell stock in the Company in order to recapitalize and finance the efforts identified.

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

ITEM 8. Financial statements and Supplementary Data

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Redify Group, Inc., formerly TGFIN Holdings, Inc.

(A Development Stage Company)

Smithfield, Utah

We have audited the accompanying consolidated balance sheets of Redify Group, Inc., formerly TGFIN Holdings, Inc., (A Development Stage Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception of the development stage on April 1, 2003 through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redify Group, Inc., formerly TGFIN Holdings, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and from inception of the development stage on April 1, 2003 through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 6.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 4, 2014

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash	$8,372	$370
Prepaid expenses	500	-
Total Current Assets	8,872	370
Total Assets	$8,872	$370

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,235	$13,558
Accrued expenses	15,268	8,863
Stock compensation payable	-	36,000
Convertible notes payable-related party	79,000	74,000
Common stock payable	-	255,771
Total Current Liabilities	107,503	388,192
Stockholders’ Deficit:
Preferred stock ($.01 par value) 1,000,000 shares authorized, 50,400 shares issued and outstanding	504	504
Common stock ($0.01 par value) 55,000,000 shares authorized, 2,942,286 and 2,332,105 issued and outstanding	29,423	23,321
Additional paid-in-capital	4,269,569	4,140,671
Retained deficit prior to development stage	(1,077,063)	(1,077,063)
Retained deficit during development stage	(3,321,064)	(3,475,255)
Total Stockholders’ Deficit	(98,631)	(387,822)
Total Liabilities and Stockholders’ Deficit	$8,872	$370

The accompanying notes are an integral part of these consolidated financial statements.

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 1, 2013 to December 31, 2013	January 1, 2012 to December 31, 2012	From inception of development stage on April 1, 2003 to December 31, 2013
Income Statement
Revenues	$-	$-	$356
Cost of Good Sold	-	-	-
Gross Profit	-	-	356
Expenses
Research and development	(255,771)	255,771	-
Payroll and related	48,500	65,000	2,028,019
Selling, General and Administrative	28,606	11,770	925,902
Legal and Professional	24,505	22,148	492,598
Amortization	-	4,551	12,000
Total operating expense	(154,160)	359,240	3,458,519
Operating Income (Loss)	154,160	(359,240)	(3,458,163)
Other Income
Interest Income	31	1	137,099
Total other income	31	1	137,099
Net Income (Loss)	$154,191	$(359,239)	$(3,321,064)

Basic Income (loss) per share	$0.07	$(0.15)
Diluted Income (loss) per share	$0.05	$(0.15)

Weighted Average Number of shares outstanding-Basic	2,332,105	2,332,105
Weighted Average Number of shares outstanding-Fully diluted	2,867,105	2,332,105

The accompanying notes are an integral part of these consolidated financial statements.

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balances April 1, 2003	50,500	$ 506	2,242,938	$ 22,430	$3,839,705	$(1,077,063)	$2,785,578

Net loss from operations December 31, 2003	-	-	-	-	-	(375,708)	(375,708)
Balance December 31, 2003	50,500	506	2,242,938	22,430	3,839,705	(1,452,771)	2,409,870
Common stock issued for accrued liabilities	-	-	27,301	2,730	48,500	-	51,230
Common stock issued for compensation	-	-	20,000	2,000	17,500	-	19,500
Net loss from operations for the year ended December 31, 2004	-	-	-	-	-	(457,544)	(457,544)
Balance December 31, 2004	50,500	506	2,290,239	22,903	3,909,962	(1,910,315)	2,023,056
Common stock issued for compensation	-	-	20,000	200	17,300	-	17,500
Retirement of shares in settlement of countersuit	-	-	(88,834)	(884)	884	-	-
Net loss from operations for the year ended December 31, 2005	-	-	-	-	-	(508,742)	(508,742)
Balance December 31, 2005	50,500	506	2,221,905	22,219	3,928,146	(2,419,057)	1,531,814
Common stock issued for compensation	-	-	17,500	175	14,575	-	14,750
Common stock issued to prior stockholders	-	-	15,000	150	16,350	-	16,500
Net loss from operations for the year ended December 31, 2006	-	-	-	-	-	(406,322)	(406,322)

Balances December 31, 2006	50,500	506	2,254,405	22,544	3,959,071	(2,825,379)	1,156,742
Common stock issued for compensation	-	-	17,500	175	11,325	-	11,500
Net loss from operations for the year ended December 31, 2007	-	-	-	-	-	(399,088)	(399,088)
Balances December 31, 2007	50,500	506	2,271,905	22,719	3,970,396	(3,224,467)	769,154
Common stock issued for compensation	-	-	30,000	300	12,575	-	12,875
Net loss from operations for the year ended December 31, 2008	-	-	-	-	-	(455,979)	(455,979)
Balance December 31, 2008	50,500	506	2,301,905	23,019	3,982,971	(3,680,446)	326,050
Common stock issued for compensation	-	-	30,000	300	7,700	-	8,000
Conversion of Preferred Stock	(100)	(2)	200	2	-	-	-
Net loss from operations for the year ended December 31, 2009	-	-	-	-	-	(311,907)	(311,907)
Balance December 31, 2009	50,400	504	2,332,105	23,321	3,990,671	(3,992,353)	22,143
Imputed value of donated labor	-	-	-	-	55,000	-	55,000
Value of Software Contributed	-	-	-	-	12,000	-	12,000
Net loss from operations for the year ended December 31, 2010	-	-	-	-	-	(131,294)	(131,294)
Balances December 31, 2010	50,400	504	2,332,105	23,321	4,057,671	(4,123,647)	(42,151)
Imputed value of donated labor	-	-	-	-	38,000	-	38,000
Net loss from operations for the year ended December 31, 2012	-	-	-	-	-	(69,432)	(69,432)

Balances December 31, 2011	50,400	504	2,332,105	23,321	4,095,671	(4,193,079)	(73,583)
Imputed value of donated labor	-	-	-	-	45,000	-	45,000
Net loss from operations for the year ended December 31, 2012	-	-	-	-	-	(359,239)	(359,239)
Balances December 31, 2012	50,400	504	2,332,105	23,321	4,140,671	(4,552,318)	(387,822)
Imputed value of donated labor	-	-	-	-	45,000	-	45,000
Common stock issued to investors	-	-	250,000	2,500	47,500	-	50,000
Common stock issued for compensation payable	-	-	320,000	3,200	32,800	-	36,000
Common stock issued as director compensation	-	-	40,000	400	3,600	-	4,000
Common stock issued in rounding of Reverse Split	-	-	181	2	(2)	-	-
Net Income from operations for the year ended December 31, 2013	-	-	-	-	-	154,191	154,191
Balances December 31, 2013	50,400	$504	2,942,286	$29,423	$4,269,569	$(4,398,127)	($98,631)

The accompanying notes are an integral part of these consolidated Financial Statements.

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1, 2013 to December 31, 2013	January 1, 2012 to December 31, 2012	From inception of development stage on April 1, 2003 to December 31, 2013
Statement of Cash Flows
Cash Flows from Operating Activities:
Net Income (Loss)	$154,191	$(359,239)	$(3,321,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	-	13,751
Amortization of software	-	4,551	12,000
Compensation costs of common stock awarded to employees and consultants	4,000	20,000	175,355
Value of donated services	45,000	45,000	183,000
Cost of common stock issued to shareholders	-	-	16,500
Cost of purchased research and development	(255,771)	255,771	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	-	31,250
Decrease (increase) in prepaid expenses	(500)	-	14,252
(Decrease) increase in accounts payable and accrued expenses	6,082	4,335	(198,990)
Net cash used in operating activities	(46,998)	(29,582)	(3,073,946)
Net cash provided by investing activities	-	-	-
Cash Flows from Financing activities:
Proceeds from convertible notes payable	5,000	29,000	79,000
Proceeds from Common Stock	50,000	-	50,000
Net cash provided by financing activities	55,000	29,000	129,000
Net Increase (Decrease) in cash and cash equivalents	8,002	(582)	(2,944,946)
Cash, beginning of period	370	952	2,953,318
Cash, end of period	$8,372	$370	$8,372
Cash paid during the period for:
Income taxes	$-	$-	$12,609
Interest	$-	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for accrued liabilities	$40,000	$-	$91,230
Common stock issued to prior shareholders	$-	$-	$16,500
Conversion of preferred stock	$-	$-	$2
Common stock issued in rounding of Reverse split	$2	$-	$2
Common Stock options issued for software purchase	$-	$-	$5,114
Software acquired with common stock options	$-	$-	$12,000

The accompanying notes are an integral part of these consolidated Financial Statements.

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company consists of Redify Group, Inc. (“RDFY”, non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (“Tradingear,” combined, the "Company"). The company changed its name to Redify Group, Inc. from TGFIN Holdings, Inc. (“TGFN”) on October 2, 2013. The Company reactivated its previously inactive operating subsidiary, Tradingear in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.

On April 15, 2013 the company filed a Definitive 14C for the purpose of changing the Company’s name and effectuating a ten (10) to one (1) reverse split of the Company’s common stock. These corporate actions were approved by the Financial Industry Regulatory Authority (“FINRA”) on February 28, 2014, and became effective with the OTCQB at the opening of trading on February 28, 2014 under the symbol “TGFND”. The “D” appeared on the Company’s ticker symbol for the following 20 business days. Thereafter, the Company’s ticker symbol became RDFY.

Redify Group, Inc. was incorporated under the laws of Delaware in March 1985 as Mark, Inc. From March 1992 to September 12, 2002 Redify Group, Inc. was known as Digitran Systems, Incorporated ("DSI"), and from September 12, 2002 to October 2, 2013 it was known as TGFIN Holdings, Inc. during which time, TradinGear.com, Incorporated (incorporated under the laws of the State of Delaware on July 7, 1999) became the operating subsidiary of Redify Group, Inc. Redify Group, Inc., then known as TGFIN Holdings, Inc. sold the assets of Tradingear.com Incorporated effective March 31, 2003.

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

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

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

Research and Development

Research and Developments costs are expensed as incurred. The company purchased certain assets to be used in the building and customization of social networking sites intended to target certain groups with common interests. On December 31, 2012 (See NOTE 2 – TERMINATION OF AGREEMENT) the company entered into a definitive agreement to purchase Assets from IceLounge Media, Inc., a private, unrelated company, which it expensed as Research and Development. The company agreed to exchange 2,557,708 shares valued at the per share market price of $.10, for an amount of $255,771, on December 31, 2012. On April 15, 2013 both parties mutually agreed to terminate the agreement prior to closing without obligation, penalty or consequence to either party.  The Assets were returned to IceLounge and TGFIN’s common stock was not issued. The Company had expensed $255,771 as Research and development cost, or $.10 per share for the 2,557,708 shares to have been issued. On April 15, 2013 the company credited Research and development costs for $255,771 and removed the common stock payable for the same amount.

Otherwise, the company spent no resources on research and project development in 2013.

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

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

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

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

As of December 31, 2012 the Company had an outstanding stock compensation payable in the amount of $36,000, representing 320,000 shares of Common stock authorized to be issued to directors for services rendered in prior periods. On March 11, 2014 the related shares were issued.

On January 1 and April 1, 2013 the Company awarded 10,000 shares of common stock to each Director and the Chairman in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.10 and $.20, respectively, per share resulting in compensation expense of $4,000, of which $3,500 was recognized in the year ended December 31, 2013.

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

535,000 shares of Common stock related to the conversion of outstanding convertible debt were considered in determining fully-diluted earnings per share for 2013.

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

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

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(Continued)

2. TERMINATION OF AGREEMENT

On December 31, 2012 the Company entered into an agreement to purchase certain assets and technologies (“Assets”) from IceLounge Media, Inc. (“IMI”), an unrelated party, in exchange for 49% of TGFIN's common stock.  On April 15, 2013 both parties mutually agreed to terminate the agreement prior to closing without obligation, penalty or consequence to either party.  The Assets were returned to IceLounge and TGFIN’s common stock was not issued. The Company had expensed $255,771 as Research and development cost, or $.10 per share for the 2,557,708 shares to have been issued. On April 15, 2013 the company credited Research and development costs for $255,771 and removed the common stock payable for the same amount.

3.  INTANGIBLE ASSETS

A Former Officer of the Company contributed Intangible Assets to the Company valued at his predecessor’s cost of $12,000. These assets consist of selected iphone Applications. The Company has capitalized these intangible assets and amortized them over a 34 month period. During the years ended December 31, 2013 and 2012 the Company recorded amortization expense of $-0- and $4,551, respectively.

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$1,533,900	$1,515,600
Amortization	-	300
Related Party Accruals	6,000	3,500
Deferred tax liabilities		-
Valuation Allowance	(1,539,900)	(1,519,400)
Net deferred tax asset	$ -	$ -

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(Continued)

4. PROVISION FOR INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Book Income (Loss)	$ 60,200	$ (140,100)
Amortization	(300)	200
Related Part Interest	2,500	1,800
Stock for Services/Contributed services	(80,600)	13,000
Valuation Allowance	(18,200)	(125,000)
Provision for Income Taxes	$ -	$ -

At December 31, 2013, the Company had net operating loss carry-forwards of approximately $3,933,000 that may be offset against future taxable income from the year 2014 through 2033. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

5.  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of December 31, 2013 and 2012 and changes during the years then ended, is presented below:

		2013			2012
	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Outstanding, beginning of year	60,000		$.30	0		$0
Granted	0		0	60,000.30
Expired/Cancelled	(60,000)		0	0		0
Exercised	0		0	0		0
Outstanding end of year	0		$0	60,000		$.30
Exercisable	0		$0	60,000		$.30

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(Continued)

6. GOING CONCERN MODIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate since then and has incurred losses each year. For the year ended December 31, 2013 the company had a Retained Deficit of $4,398,127. The company’s cash reserves of $8,372 as of December 31, 2013 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The Company expects to issue stock to raise sufficient operating capital.

7.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2013 there were no other claims asserted or threatened against the Company.

8. CONVERTIBLE NOTES PAYABLE – RELATED PARTY

	December 31, 2013	December 31, 2012
Convertible 8% Demand Notes Payable	$79,000	$74,000
Total Convertible Notes payable	$79,000	$74,000

The Convertible 8% Notes Payable (“Notes”) were originated on various dates in 2010, 2011 and 2012. Additional notes payable were received on January 3, 2013 for $5,000 to reflect working capital funding provided by Sam Gaer, the, company’s then single largest shareholder. The Notes originated in 2010 are convertible into common stock of RDFY at $.30 per share at any time at the holder’s option. The Notes are secured by all the assets of the Company and its subsidiary. The Notes originated in 2011 are convertible into common stock of RDFY at $.15 per share at any time at the holder’s option. The Notes originated in 2012 and 2013 are convertible into common stock of RDFY at $.10 per share at any time at the holder’s option. Accrued interest related to these notes as of December 31, 2013 was $15,268. Effective December 19, 2012 all rights to the Notes were assigned to Marni Gaer, the spouse of Sam Gaer.

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(Continued)

9. CAPITAL STOCK

Common Stock

The authorized capital stock of the Company consists of 50,000,000 shares of Class A Common stock, par value $.01 per share, of which 2,942,286 were outstanding as of December 31, 2013 and 5,000,000 shares of Class B Common stock, par value $.01 per share, of which no shares have been issued. On March 28, 2013 the company’s Board of Directors authorized a ten (10) to one (1) reverse-split of the company’s Class A Common Stock, which became effective February 28, 2014. All references to Common stock have been retroactively restated to reflect the reverse split. Holders of Class A Common Stock and Class B Common stock are entitled to one vote per share.

The Class A Common Stock and the Class B Common Stock attributes and rights are identical except for the following: (a) Class B has pre-emptive rights with respect to Class B issuances, (b) Class A has a dividend and liquidation preference, and (c) if there is a Class B, its holders have the right to control the Board of Directors. The Company has no plans to issue any Class B Common Shares in the near future. All references to Common Stock issuances, unless otherwise indicated, refer to the Class A Common Stock shares.

On March 12, and April 22, 2013 the company sold 250,000 shares of its common stock for $50,000 or $.20 per share to two investors, which were issued on March 20, 2014.

As of December 31, 2012 the Company had an outstanding stock compensation payable in the amount of $36,000, representing 320,000 shares of Common stock authorized to be issued to directors for services rendered in prior periods. On March 11, 2014 the related shares were issued.

On January 1 and April 1, 2013 the Company awarded 10,000 shares of common stock to each Director and the Chairman in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.10 and $.20, respectively, per share resulting in compensation expense of $4,000, of which $3,500 was recognized in the year ended December 31, 2013. On March 11, 2014 the shares were issued.

In addition, the company had recorded Common Stock payable in the amount of $255,771, which represented 2,557,708 shares of the company’s Common stock valued at the market price of $.10 on December 31, 2012 to be issued to the assignees of Ice Lounge Media, Inc., a private, unrelated company. See NOTE 2 – TERMINATION OF AGREEMENT. On April 15, 2013 both parties mutually agreed to terminate the agreement prior to closing without obligation, penalty or consequence to either party.  The Assets were returned to Ice Lounge and TGFIN’s common

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(Continued)

9. CAPITAL STOCK (continued)

stock was not issued. The Company had expensed $255,771 as Research and development cost, or $.10 per share for the 2,557,708 shares to have been issued. On April 15, 2013 the company credited Research and development costs for $255,771 and removed the common stock payable for the same amount.

Preferred Stock

The Company has authorized 1,000,000 shares of Preferred Shares with a par value of $.01 per share, of which 450,000 are undesignated and unissued. The remaining 550,000 shares are designated as Series 1 Class A 8% Cumulative Convertible Preferred Stock (“Preferred stock”), of which 50,400 shares were issued and outstanding as of December 31, 2013. There are insufficient Series 1, Class A 8% Cumulative Convertible Preferred Shares remaining to trade publicly.

Holders of both, the Series 1, Class A 8% Cumulative Convertible Preferred Stock and the undesignated class of Preferred stock are entitled to one-tenth of a vote for each share of preferred stock held.

Since only the Series 1, Class A 8% Cumulative Convertible Preferred Shares are issued and outstanding, all references to preferred shares, unless otherwise indicated, refer to the Series 1, Class A 8% Cumulative Convertible Preferred Shares.

The Series 1, Class A 8% Cumulative Convertible Preferred Stock carries a liquidation preference equal to its stated value plus any unpaid dividends. The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

REDIFY GROUP, INC., formerly known as TGFIN HOLDINGS, INC., AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(Continued)

9. CAPITAL STOCK (continued)

Holders of Series 1, Class A 8% Cumulative Convertible Preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15.  No dividends have been declared or paid since March 15, 1993, resulting in dividends in arrears at December 31, 2013 of approximately $578,592 or $11.48 per share. Dividends are not payable on any other class of stock ranking junior to the Series 1, Class A 8% Cumulative Convertible Preferred Stock until the full cumulative dividend requirements of the Series 1, Class A 8% Cumulative Convertible Preferred Stock have been satisfied. There are not sufficient Series 1, Class A 8% Cumulative Convertible Preferred Shares (left unconverted) to trade publicly and the financial condition of the company has made the probability of dividend payment to Series 1, Class A 8% Cumulative Convertible Preferred shareholders unlikely.

10. SUBSEQUENT EVENTS

Reverse Split

On April 15, 2013 the company filed a Definitive 14C for the purpose of changing the Company’s name and effectuating a ten (10) to one (1) reverse split of the Company’s common stock. Subsequent to December 31, 2013 these corporate actions were approved by the Financial Industry Regulatory Authority (“FINRA”) on February 28, 2014, and became effective with the OTCQB at the opening of trading on February 28, 2014 under the symbol “TGFND”. The “D” appeared on the Company’s ticker symbol for the following 20 business days. Thereafter, the Company’s ticker symbol became RDFY.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events to report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting. The Company’s external auditors were not engaged to examine management's assertion about the effectiveness of internal control over financial reporting as of December 31, 2013 and, accordingly, they did not express an opinion thereon.

Management of Redify Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Redify Group, Inc.;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Redify Group, Inc. are being made only in accordance with authorizations of management and directors of Redify Group, Inc.; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Redify Group, Inc.’ s assets that could have a material effect on the financial statements.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on our assessment and those criteria, our management believes that Redify Group, Inc. maintained effective internal control over financial reporting as of December 31, 2013.

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for Redify Group, Inc. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

Changes in Internal Control.   There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Redify Group, Inc., together with its consolidated subsidiary (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2013 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment and those criteria, our management concluded that Redify Group, Inc. maintained effective internal control over financial reporting as of December 31, 2013.

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

Background and Business Experience

The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. During the fiscal year ended December 31, 2013 there was one meeting of the Board of Directors.

S. Emerson Lybbert - Chairman of the Board, President

Scott Emerson Lybbert, 56 years old, was appointed CEO and Chairman of Redify Group, Inc. and TradinGear by the Board of Directors on April 29, 2003. From October 1, 2002 to April 2003, he had been a consultant under contract to perform and advise the Company with respect to normal CFO duties. Mr. Lybbert held the same position for the parent company, when it was Digitran Systems, Incorporated ("Digitran") in Logan, Utah from March 1998 to March 1999, during which time he also served as a Director and Corporate Secretary. From April 2000 until the merger with TradinGear.com, Incorporated on September 12, 2002, he had been a consultant to Digitran on a limited, volunteer basis, which included an appointment as Corporate Secretary in April 2001.

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

Marni Gaer - Director, Secretary and In House Counsel

Marni Gaer, 47 years of age, became a Director, Corporate Secretary, and In House Counsel of TradinGear in October 1999.  She was then elected to these positions for TGFIN on September 12, 2002. She voluntarily resigned her board position, without dispute, on February 19, 2009 and accepted it back again on November 15, 2010.  Since 1992, Ms. Gaer also has been and currently serves as Vice-President and General Counsel for International Printing Corporation, a family business located in Queens, New York, where her responsibilities include union and labor negotiations and general corporate law. Ms. Gaer earned her JD from Brooklyn Law School in 1991 and graduated from the University of Pennsylvania with a Bachelor of Arts in Economics in 1988.

Aaron Etra - Director

Aaron Etra, 73 years of age, was appointed Director of TGFIN and TradinGear on April 29, 2003.  Aaron Etra has been the President of Investors & Developers Associates, Inc., a developer of commercial, residential and industrial property in the U.S., since 1981 as well as Chairman of Molecular Technology Group, a biotechnology and consumer products and research and development group of companies since 1998.  He is also a Director of ABSS Corp.  Mr. Etra has been an Attorney and a counselor at law since 1966 specializing in commercial, corporate, tax and personal law. His professional education includes a J.D. in Law at Columbia University in 1965, L.L.M. in Law at New York University in 1966, a B.A. in Political Science and Economics at Yale University in 1962 and he attended the Hague Academy of International Law during the summers of 1964-65.

Involvement in certain legal proceedings by Officers and Directors

None

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2013

Audit committee and Financial Expert

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

     2)  discussed with the independent auditors the matters required to be discussed by PCAOB,

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

S. Emerson Lybbert	12/31/13	0	0	0	2,000	0	0	0	0	2,000
Chairman	12/31/12	0	0	0	6,000	0	0	0	0	6,000
CEO	12/31/11	0	0	0	1,000	0	0	0	0	1,000

Marni Gaer	12/31/13	0	0	0	1,000	0	0	0	0	1,000
Director	12/31/12	0	0	0	7,000	0	0	0	0	7,000
Counsel	12/31/11	0	0	0	1,000	0	0	0	0	1,000

Aaron Etra	12/31/13	0	0	0	1,000	0	0	0	0	1,000
Director	12/31/12	0	0	0	7,000	0	0	0	0	7,000
	12/31/11	0	0	0	1,000	0	0	0	0	1,000

Other Items

There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2013 by any Named Executive Officer.

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

Compensation of Directors

At the discretion of the Board of Directors, an option exercisable for a period of five years to acquire 10,000 shares of Common Stock at a price based on the market value on the first trading day in January could be granted to each currently serving Director.  No options were granted to Directors or Officers during the fiscal years ended December 31, 2013 or 2012.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth as of March 31, 2014 the number of shares of Common Stock, (neither of whom own any Series 1 Class A 8% Cumulative Convertible Preferred Stock) owned by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock and Preferred Stock, by each director and each officer of the Company and by all officers and directors as a group.  Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.

Ownership of Principal Shareholders
Principal Shareholders (1)	Address	Number of Shares of Common Stock	Percent of Shares of Common Stock
Marni Gaer (2)	101 North Main Street, Suite B Smithfield, UT 84334	1,095,262	37.0%
S. Emerson Lybbert	101 North Main Street, Suite B Smithfield, UT 84334	224,448	7.6%
Kim Hemphill (3)	16006 East Jacobs Road Spokane, WA 99217	195,035	6.6%
Aaron Etra (4)	101 North Main Street, Suite B Smithfield, UT 84334	187,391	6.3%
Bruce Frank	238 Christopher Street Montclair, NJ 07043	171,058	5.8%

(1)

Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned. As at the date hereof, Redify Group, Inc. had outstanding 2,962,286 shares of its common stock.

(2)

Marni Gaer is the wife of Samuel Gaer. Includes 10,000 shares held in trust for the children of Marni and Samuel Gaer, of which Marni Gaer is the Trustee. Effective December 19, 2012, Sam Gaer transferred all the shares he owned at the time to Marni Gaer. The amount includes 10,000 shares recorded for compensation as of January 1, 2014 and issued on March 11, 2014.

(3)

Amount includes shares held in Trusts, for which Kim Hemphill is the Trustee.

(4)

The amount includes 10,000 shares recorded for compensation as of January 1, 2014 and issued on March 11, 2014.

None of the Beneficial Owners or Groups listed above holds any other class of shares other than common stock.

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of March 31, 2014 and to the date hereof:

Ownership of Management
Directors and Named Executive Officers	Address	Number of Shares of Common Stock	Percent of Shares of Common Stock
Marni Gaer	101 North Main Street, Suite B Smithfield, UT 84334	1,095,262	37.0%
S. Emerson Lybbert	101 North Main Street, Suite B Smithfield, UT 84334	224,448	7.6%
Aaron Etra	101 North Main Street, Suite B Smithfield, UT 84334	187,391	6.3%

As of March 31, 2014 Management and Directors alone own 1,507,101 shares, or 50.9% of the total of 2,962,286.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

None.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$20,000	$17,300
Audit-related Fees	-	-
Tax Fees	600	310
All Other Fees	-	-
Total Fees	$20,600	$17,610

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements. See our audited financial statements for the year ended December 31, 2013, contained in Part II, Item 8, above, which are incorporated by reference.

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

REDIFY GROUP, INC.

Date:	April 4, 2014	By:	/s/S. Emerson Lybbert
S. Emerson Lybbert
President, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

REDIFY GROUP, INC.

Date:	April 4, 2014	By:	/s/S. Emerson Lybbert
S. Emerson Lybbert
President, Principal Executive Officer and Principal Financial Officer

Date:	April 4, 2014	By:	/s/Marni Gaer
Marni Gaer
Director

Date:	April 4, 2014	By:	/s/Aaron Etra
Aaron Etra
Director