Form 10-Q
period 2014-03-31
Redify Group, Inc.
filed 2014-05-14
CIK 876134

QUARTERLY REPORT ON FORM 10Q FOR THE QUARTER ENDED MARCH 31, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: March 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file Number: 0-19470

REDIFY GROUP INC.

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

Not applicable.

Outstanding Shares

At May 13, 2014 there were 3,522,286 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

REDIFY GROUP INC. AND SUBSIDIARY

TABLE OF CONTENTS

                                                                                                                                             PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Unaudited Consolidated Balance Sheet

as of March 31, 2014 and Audited Consolidated

Balance Sheet as of December 31, 2013

4

Unaudited Consolidated Statements of

Operations, for the Three Month Periods

Ended March 31, 2014 and 2013

5

Unaudited Consolidated Statements of Cash

Flows, for the Three Month Periods Ended

March 31, 2014 and 2013

6

Notes to Unaudited Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis of Financial

Condition or Plan of Operation

12

Item 3.  Quantitative and Qualitative Disclosures About

Market Risks

13

Item 4.  Controls and Procedures

13

PART II. OTHER INFORMATION

14

SIGNATURES

15

PART I  FINANCIAL INFORMATION

ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013

ASSETS
Current Assets:
Cash	$540	$8,372
Prepaid expenses	2,550	500
Total Current Assets	3,090	8,872

Total Assets	$3,090	$8,872

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$15,569	$13,235
Accrued expenses	16,848	15,268
Convertible notes payable	79,000	79,000
Total Current Liabilities	111,417	107,503
Stockholders’ Deficit:
Preferred stock ($0.01 par value) 1,000,000 shares authorized, 50,400 shares issued and outstanding	504	504
Common stock ($0.01 par value) 55,000,000 shares authorized, 2,962,286 and 2,942,286 issued and outstanding	29,623	29,423
Additional paid-in-capital	4,279,769	4,269,569
Retained deficit prior to development stage	(1,077,063)	(1,077,063)
Retained deficit during development stage	(3,341,160)	(3,321,064)
Total Stockholders’ Deficit	(108,327)	(98,631)
Total Liabilities and Stockholders’ Deficit	$3,090	$8,872

The accompanying notes are an integral part of these consolidated financial statements.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	January 1, 2014 to March 31, 2014	January 1, 2013 to March 31, 2013	From inception of development stage on April 1, 2003 to March 31, 2014
Income Statement
Revenues	$-	$-	$356
Cost of Good Sold	-	-	-
Gross Profit	-	-	356
Expenses
Payroll and related	8,350	17,500	2,036,369
Selling, General and Administrative	3,215	2,730	929,117
Legal and Professional	8,532	9,760	501,130
Amortization	-	-	12,000
Total operating expense	20,097	29,990	3,478,616
Operating Loss	(20,097)	(29,990)	(3,478,260)
Other Income
Interest Income	1	3	137,100
Total other income	1	3	137,100
Net Loss	$(20,096)	$(29,987)	$(3,341,160)

Basic and Diluted Income (loss) per share	$(0.01)	$(0.01)
Weighted Average Number of shares outstanding	2,962,286	2,332,105

The accompanying notes are an integral part of these consolidated financial statements.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	January 1, 2014 to March 31, 2014	January 1, 2013 to March 31, 2013	From inception of development stage on April 1, 2003 to March 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(20,096)	$(29,987)	$(3,341,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	-	13,751
Amortization of software	-	-	12,000
Compensation costs of common stock issued or payable to employees and consultants	3,400	2,000	178,755
Cost of donated services	7,000	17,000	190,000
Cost of common stock issued to shareholders	-	-	16,500
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	-	31,250
Decrease (increase) in prepaid expenses	(2,050)	(1,500)	12,202
(Decrease) increase in accounts payable and accrued expenses	3,914	7,079	(195,076)
Net cash used in operating activities	(7,832)	(5,408)	(3,081,778)
Net cash provided by investing activities	-	-	-
Cash Flows from Financing activities:
Common stock	-	34,000	50,000
Convertible notes payable	-	5,000	79,000
Net cash provided by financing activities	-	39,000	129,000
Net Increase (Decrease) in cash	(7,832)	33,592	(2,952,778)
Cash, beginning of period	8,372	370	2,953,318
Cash, end of period	$540	$33,962	$540
Cash paid during the period for:
Income taxes	$-	$-	$12,609
Interest	$-	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for accrued liabilities	$-	$-	$91,230
Common stock issued to prior shareholders	$-	$-	$16,500
Conversion of preferred stock	$-	$-	$2
Common stock issued in rounding Reverse split	$-	$-	$2
Common Stock options issued for software Purchase	$-	$-	$5,114
Software acquired with common stock options	$-	$-	$12,000

The accompanying notes are an integral part of these consolidated Financial Statements.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and DECEMBER 31, 2013

NOTE 1: THE COMPANY AND CONSOLIDATED FINANCIAL STATEMENTS

The Company

The Company consists of Redify Group, Inc. (“RGI”, non-operating parent corporation) and its sole and wholly-owned operating subsidiary, TradinGear.Com, Incorporated (“Tradingear,” combined, the "Company"). The company changed its name to Redify Group, Inc. from TGFIN Holdings, Inc. (“TGFN”) on October 2, 2013. The Company reactivated its previously inactive operating subsidiary, Tradingear in order to resume its previous business of developing software, under a new d/b/a:  iDEV3.

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

Financial statements

The accompanying financial statements have been prepared by the Company without audit. They include information of RGI and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2014, the results of operations for the three month periods ended March 31, 2014 and 2013, and the cash flows for the three month periods ended March 31, 2014 and 2013, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the respective full years.

Revenue recognition

The company sells its current software at the Online Apple Store, which records all sales made on a daily basis. The company recognizes its portion of the sales as revenue as of the date of the sale.

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2014 there were no claims asserted or threatened against the Company.

NOTE 3: GOING CONCERN

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate during that period and has incurred losses each year. For the quarter ended March 31, 2014 the company lost $20,096 and had a Retained Deficit of $4,418,223. The company’s cash reserves of $540 as of March 31, 2014 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire existing Apps or companies, and continue to operate during the year ending December 31, 2014. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital if sufficient capital is not raised from operations.

On May 5, 2014 the Company sold 550,000 equity Units for $55,000, or $.10 per Unit. Each Unit consists of one share of RGI Class A Common stock and one Warrant to purchase one share of Class A Common stock for $.50, expiring on May 5, 2024. See NOTE 7: SUBSEQUENT EVENTS.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and DECEMBER 31, 2013

(Continued)

NOTE 4: CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	March 31, 2014	December 31, 2013
Convertible 8% Demand Notes Payable	$79,000	$79,000
Total Notes payable	$79,000	$79,000

The Convertible 8% Notes Payable were originated on various dates in 2010, 2011, 2012, and 2013. The Notes originated in 2010 are convertible into Class A Common Stock of RGI at $.30 per share at any time at the holder’s option. The Notes originated in 2011 are convertible into common stock of RGI at $.15 per share at any time at the holder’s option. The Notes originated in 2012 and 2013 are convertible into common stock of RGI at $.10 per share at any time at the holder’s option. Accrued interest related to these notes as of March 31, 2014 was $16,848. As of March 31, 2014 the Convertible Notes Payable were convertible into 535,000 shares of RGI Class A Common Stock. Effective December 12, 2012, all rights to the Notes were assigned to Marni Gaer, the spouse of Sam Gaer.

NOTE 5: STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were expired) as of March 31, 2014 and December 31, 2013 and changes during the periods then ended, is presented below:

	Shares	2014 Weighted Average Exercise Price	Shares	2013 Weighted Average Exercise Price
Outstanding, beginning of quarter	-	$-	60,000	$.30
Granted	-	-	-	-
Expired/Cancelled	-	-	(60,000)	.30
Exercised	-	-	-	-
Outstanding end of quarter	-	$-	-	$-
Exercisable	-	$-	-	$-

Effective December 19, 2012 all rights to the Options were assigned to Marni Gaer, the spouse of Sam Gaer.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and DECEMBER 31, 2013

(Continued)

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of Class A Common stock, par value $.01 per share, of which 2,962,286 were outstanding as of March 31, 2014 and 5,000,000 shares of Class B Common stock, par value $.01 per share, of which no shares have been issued. On March 28, 2013 the company’s Board of Directors authorized a ten (10) to one (1) reverse-split of the company’s Class A Common Stock, which became effective February 28, 2014. All references to Common stock have been retroactively restated to reflect the reverse split. Holders of Class A Common Stock are entitled to one vote per share.

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

On January 1, 2014 the Company awarded 10,000 shares of common stock to each Director and the Chairman in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.17 per share resulting in additional compensation expense of $3,400, of which $1,350 was recognized in the quarter ended March 31, 2014.

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

Holders of Series 1, Class A 8% Cumulative Convertible Preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share. Dividends are payable semi-annually on September 15 and March 15.  No dividends have been declared or paid since March 15, 1993, resulting in dividends in arrears at December 31, 2013 of approximately $592,704 or $11.76 per share. Dividends are not payable on any other class of stock ranking junior to the Series 1, Class A 8% Cumulative Convertible Preferred Stock until the full cumulative dividend requirements of the Series 1, Class A 8% Cumulative Convertible Preferred Stock have been satisfied. There are not sufficient Series 1, Class A 8% Cumulative Convertible Preferred Shares (left unconverted) to trade publicly and the financial condition of the company has made the probability of dividend payment to Series 1, Class A 8% Cumulative Convertible Preferred shareholders unlikely.

NOTE 7: SUBSEQUENT EVENTS

Unregistered Sales of Common Stock

On May 7, 2014 the Company sold 550,000 equity Units for $55,000, or $.10 per Unit. Each Unit consists of one share of RGI Class A Common stock and one Warrant to purchase one share of Class A Common stock for $.50, expiring on May 7, 2024.

On April1, 2014 the Company awarded 10,000 shares of common stock to the Chairman in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.11 per share resulting in additional compensation expense of $1,100, of which none was recognized in the quarter ended March 31, 2014.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events to disclose.

PART 1 FINANCIAL INFORMATION (Continued)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three month periods ended March 31, 2014 and 2013 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2014 may not be indicative of results expected for the entire fiscal year ended December 31, 2014.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations, borrow and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

Operating costs of $20,097 for the three months ended March 31, 2014 decreased by $9,893, or 33% versus those of the three months ended March 31, 2013, due primarily to a decrease (absence of) in the imputed cost of donated labor of $10,000, or 58.8%, of $17,000 incurred in the three months ended March 31, 2013 due to activity with respect to the asset purchase, which was subsequently terminated, versus the $7,000 incurred for the three months ended March 31, 2014.

PLAN OF OPERATIONS

Management's Plans are to seek App providers who wish to “equitize” their Apps’ potential by selling their developed App(s) for shares in RGI.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2014 there were no other claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2014

ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $592,704. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

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

Date: May 13, 2014

                      REDIFY GROUP INC.

                      (Registrant)

                      By_/s/ Scott Emerson Lybbert_

                        Scott Emerson Lybbert, President

                        Principal Executive Officer,

                        Principal Financial Officer

