Form 10-Q
period 2014-09-30
Redify Group, Inc.
filed 2014-11-19
CIK 876134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: September 30, 2014

or

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

Not applicable.

Outstanding Shares

At November 18, 2014 there were 3,512,286 shares of the Registrant's Common Stock and 50,400 shares of Series 1 Class A 8% Cumulative Preferred Stock outstanding.

REDIFY GROUP INC. AND SUBSIDIARY

TABLE OF CONTENTS

PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Unaudited Consolidated Balance Sheet

as of September 30, 2014 and Audited Consolidated

Balance Sheet as of December 31, 2013

4

Unaudited Consolidated Statements of

Operations, for the Three and Nine Month Periods

Ended September 30, 2014 and 2013

5

Unaudited Consolidated Statements of Cash

Flows, for the Nine Month Period Ended

September 30, 2014 and 2013

6

Notes to Unaudited Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis of Financial

Condition or Plan of Operation

12

Item 3.  Quantitative and Qualitative Disclosures About

Market Risks

14

Item 4.  Controls and Procedures

14

PART II. OTHER INFORMATION

15

SIGNATURES

16

PART I  FINANCIAL INFORMATION

ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013

ASSETS
Current Assets:
Cash	$3,143	$8,372
Prepaid expenses	1,400	500
Media rights	1,000	-
Total Current Assets	5,543	8,872

Total Assets	$5,543	$8,872
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$20,248	$13,235
Accrued expenses	20,060	15,268
Stock compensation payable	1,100	-
Convertible notes payable	79,000	79,000
Total Current Liabilities	120,408	107,503

Stockholders’ Deficit:
Preferred stock ($0.01 par value) 1,000,000 shares authorized, 50,400 shares issued and outstanding	504	504
Common stock ($0.01 par value) 50,000,000 shares authorized, 3,512,286 and 2,942,286 issued and outstanding	35,123	29,423
Additional paid-in-capital	4,336,269	4,269,569
Retained deficit prior to development stage	(1,077,063)	(1,077,063)
Retained deficit during development stage	(3,409,698)	(3,321,064)
Total Stockholders’ Deficit	(114,865)	(98,631)
Total Liabilities and Stockholders’ Deficit	$5,543	$8,872

The accompanying notes are an integral part of these consolidated financial statements.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	July 1 to September 30, 2014	July 1 to September 30, 2013	January 1 to September 30, 2014	January 1 to September 30, 2013	From inception of development stage on April 1, 2003 to September 30, 2014

Revenues	$-	$-	$-	$-	$356
Cost of Goods Sold	-	-	-	-	-
Gross Profit	-	-	-	-	356
Expenses
Research and development	-	-	-	(255,771)	-
Payroll and related	8,125	8,000	24,600	33,500	2,052,619
Selling, General and Administrative	2,477	7,636	8,943	17,743	934,845
Legal and Professional	24,887	4,443	55,101	20,483	547,699
Amortization	-	-	-	-	12,000
Total operating Expense	35,489	20,079	88,644	(184,045)	3,547,163
Operating Income (Loss)	(35,489)	(20,079)	(88,644)	184,045	(3,546,807)
Other Income
Interest Income	3	10	10	29	137,109
Total other income	3	10	10	29	137,109
Net Income (Loss)	$(35,486)	$(20,069)	$(88,634)	$184,074	$(3,409,698)

Basic (loss) per share	$(0.01)	$(0.01)	$(0.03)	$0.08
Weighted Average Number of shares outstanding	3,512,286	2,332,105	3,253,389	2,332,105
Diluted Income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$0.06
Weighted Average Number of shares outstanding	4,047,286	2,867,105	3,788,389	2,867,105

The accompanying notes are an integral part of these consolidated financial statements.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	January 1, 2014 to September 30, 2014	January 1, 2013 to September 30, 2013	From inception of development stage on April 1, 2003 to September 30, 2014

Cash Flows from Operating Activities:
Net Income (Loss)	$(88,634)	$184,074	$(3,409,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	-	13,751
Amortization of software	-	-	12,000
Compensation costs of common stock issued or payable to employees and consultants	3,400	4,000	178,755
Cost of donated services	14,000	31,000	197,000
Cost of common stock issued to shareholders	-	-	16,500
Common stock payable	1,100	(255,771)	1,100
Changes in assets and liabilities:
Decrease (increase) in Media rights	(1,000)	-	(1,000)
Decrease (increase) in accounts receivable	-	-	31,250
Decrease (increase) in prepaid expenses	(900)	(1,500)	13,352
(Decrease) increase in accounts payable and accrued expenses	11,805	121	(187,185)
Net cash used in operating activities	(60,229)	(38,076)	(3,134,175)
Net cash provided by investing activities	-	-	-
Cash Flows from Financing activities:
Convertible notes payable	-	5,000	79,000
Common stock	55,000	50,000	105,000
Net cash provided by financing activities	55,000	55,000	184,000
Net Increase (Decrease) in cash and cash equivalents	(5,229)	16,924	(2,950,175)
Cash and Cash Equivalents, beginning of period	8,372	370	2,953,318
Cash and Cash Equivalents, end of period	$3,143	$17,294	$3,143
Cash paid during the period for:
Income taxes	$-	$-	$12,609
Interest	$-	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for accrued liabilities	$-	$-	$51,230
Common stock issued to prior shareholders	$-	$-	$16,500
Conversion of preferred stock	$-	$-	$2
Cost of donated services	$14,000	$31,000	$197,000
Common Stock options issued for software purchase	$-	$-	$5,114
Software acquired with common stock options	$-	$-	$12,000

The accompanying notes are an integral part of these consolidated Financial Statements.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and DECEMBER 31, 2013

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

Condensed financial statements

The accompanying consolidated financial statements have been prepared by the Company without audit. They include information of Redify and TradinGear. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2014, the results of operations for the three and nine month periods ended September 30, 2014 and 2013, and the cash flows for the nine month periods ended September 30, 2014 and 2013, have been made.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and DECEMBER 31, 2013

 (Continued)

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the respective full years.

Revenue recognition

The company sells its current software at the Online Apple Store, which records all sales made on a daily basis. The company recognizes its portion of the sales as revenue as of the date of the sale.

Pending Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU removes the definition of a development stage entity and all incremental financial reporting requirements from U.S. GAAP for development stage entities. Topic 915 Development Stage Entities will be removed from the FASB Accounting Standards Codification The elimination of the development stage entity financial reporting requirements is effective for annual reporting periods beginning after December 15, 2014. A public business entity may adopt this guidance early for any annual reporting period or interim period for which financial statements have not been issued. All other entities may adopt this guidance early for financial statements that have not yet been made available for issue. The Company has not yet adopted this pronouncement but will for the December 31, 2014 audit. Adopting this pronouncement will only have a material impact on the presentation of the financial statements.

NOTE 2: COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2014 there were no claims asserted or threatened against the Company.

NOTE 3: GOING CONCERN QUALIFICATION

The Company has been a Development Stage Company since April 1, 2003. It has continuously sought an acceptable merger or acquisition candidate during that period and has incurred operating losses in virtually every year. At September 30, 2014 the company had a Retained Deficit of $4,486,761. The company’s cash reserves of $3,143 as of September 30, 2014 are not adequate to fund all of the anticipated expenses for the year ending December 31, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The company plans to merge with, acquire existing Apps or companies, and continue to operate during the year ending December 31, 2014. Should the acquired or merged operating entity not have sufficient resources of its own to fund the combined entity’s operations, the Company will issue stock to raise sufficient operating capital if sufficient capital is not raised from operations.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and DECEMBER 31, 2013

NOTE 4: CONVERTIBLE NOTES PAYABLE

	September 30, 2014	December 31, 2013
Convertible notes payable	$79,000	$79,000
Total Notes payable	$79,000	$79,000

The Convertible 8% Notes Payable were originated on various dates in 2010, 2011, 2012, and 2013. The Notes originated in 2010 are convertible into Class A Common Stock of RGI at $.30 per share at any time at the holder’s option. The Notes originated in 2011 are convertible into common stock of RGI at $.15 per share at any time at the holder’s option. The Notes originated in 2012 and 2013 are convertible into common stock of RGI at $.10 per share at any time at the holder’s option. Accrued interest related to these notes as of September 30, 2014 was $20,060. As of September 30, 2014 the Convertible Notes Payable were convertible into 535,000 shares of RGI Class A Common Stock. On October 14, 2014 the company received an additional $5,000 loan under the existing Convertible 8% Note Payable Agreement, convertible into common stock of RGI at $.10 per share.

NOTE 5: STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants (all of which were exercisable) as of September 30, 2014 and December 31, 2013 and changes during the periods then ended, is presented below:

	Nine months ending September 30, 2014		Year ending December 31, 2013
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning balance	-	$-	60,000	$.30
Granted	550,000	$.50	-	$-
Expired/Cancelled	-	$-	(60,000)	$.30
Exercised	-	$-	-	$-
Outstanding ending balance	550,000	$.50	-	$-
Exercisable	550,000	$.50	-	$-

On May 9, 2014 the company issued 550,000 warrants to purchase shares of Class A Common stock at $.50 a share in conjunction with investment terms (offered to and accepted by) two directors. The Investment warrants expire on May 9, 2024.

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and DECEMBER 31, 2013

NOTE 6:  CAPITAL STOCK

Common stock

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $0.01 per share, of which 3,512,286 were outstanding at September 30, 2014.

On January 1 and April 1, 2014 the Company awarded 10,000 shares of common stock to each Director and the Chairman in accordance with a Board Resolution. The shares were valued at the market price at the date of issuance of $.17 and $.11, respectively, per share resulting in compensation expense of $4,500, of which $1,125 and $3,600 was recognized in the three and nine months ended September 30, 2014. As of the date of this report, 10,000 of the shares have not been issued, so the Company recognized stock compensation payable of $1,100 as of September 30, 2014.

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

REDIFY GROUP INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and DECEMBER 31, 2013

NOTE 6:  CAPITAL STOCK (Continued)

Preferred stock

The Series 1 Class A 8% Cumulative Convertible Preferred Stock has a par value of $0.01 per share. As of September 30, 2014 there were 50,400 shares outstanding.  Holders of preferred shares are entitled to cumulative dividends of 8% per annum on the stated value of the stock, designated at $7 per share.  Dividends are payable semi-annually on September 15 and March 15. No dividends have been paid since March 15, 1993, resulting in dividends in arrears at September 30, 2014 of approximately $606,816 or $12.04 per share. Dividends are not payable on any other class of stock ranking junior to the preferred stock until the full cumulative dividend requirements of the preferred stock have been satisfied. The preferred stock carries a liquidation preference equal to its stated value plus any unpaid dividends. Holders of the preferred stock are entitled to one-tenth of a vote for each share of preferred stock held.  The Company may, at its option, redeem at any time all shares of the preferred stock or some of them upon notice to each preferred stockholder at a per share price equal to the stated value ($7.00) plus all accrued and unpaid dividends thereon (whether or not declared) to the date fixed for redemption, subject to certain other provisions and requirements. Preferred Shares may be converted into Common Shares on a one share of Preferred Stock for two shares of Common Stock basis.

NOTE 7: SUBSEQUENT EVENTS

On October 14, 2014 the company received a $5,000 loan under its existing Convertible 8% Note Payable Agreement, convertible at any time at the holder’s option, into common stock of RGI at $.10 per share.

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

The information set forth and discussed below for the three month and nine month periods ended September 30, 2014 and 2013 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2014 and the nine month period ended September 30, 2014 may not be indicative of results expected for the entire fiscal year ended December 31, 2014.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to begin profitable operations, borrow and or raise additional capital during the next fiscal year.

Capital expenditures planned for the current year are not expected to be significantly different than those of the previous year.

Results of Operations:

For the quarter ended September 30, 2014:

Operating costs of $35,489 for the three months ended September 30, 2014 increased by $15,410 or 76.9% versus those of the three months ended September 30, 2013, due primarily to the following changes: (1) additional consulting expense of $15,000, or 100%, for sales and marketing support of the company’s updated website and sales proposals (2) an increase in Legal and  professional expenses of $5,444, or122.5%, due to the extra work involved in bringing about the corporate actions of the company’s name change and reverse split in 2014, and (3) a decrease in travel reimbursement of $4,700, or 100% in 2014 versus those of the three months ended September 30, 2013.

For the nine months ended September 30, 2014:

There was one unusual transaction that made up the vast majority of the variation in the results of operations from 2013 to 2014: The company credited Research and development costs of $255,771, or 100% as a result of the termination of a purchase agreement in the nine months ended September 30, 2013 versus no such activity for the same period in 2014. This unusual transaction occurred during the quarter ended June 30, 2013 and represents $255,771, or 93.8%, of the difference of $272,689 for the nine months ended September 30, 2014.

After removing the unusual transaction described above, the remaining operating costs of $88,644 for the nine months ended September 30, 2014 increased by $16,918 or 23.6% versus those of the nine months ended September 30, 2013, due primarily to the following changes: (1) the additional consulting expense of $25,000, or 100%, for sales and marketing support of the company’s updated website and sales proposals in 2014, (2) an increase in Legal and  professional expenses of $9,618, or 47.0%, due to the extra work involved in bringing about the corporate actions of the company’s name change and reverse split in 2014, (3) a decrease of $10,000, or 40.0%, of the costs of imputed labor in 2014 versus 2013 due to the additional work involved in 2013 with respect to an asset acquisition which was later unwound, and (4) a decrease in travel reimbursement of $8,700, or 100% in 2014 versus those of the nine months ended September 30, 2013.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of September 30, 2014 there were no other claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2014 the company sold 550,000 shares of its common stock for $55,000 or $.10 per share to two investors. The proceeds were used or reserved for general corporate purposes.

ITEM 3 Defaults on Senior Securities

Holders of Series 1 Class A 8% Cumulative Convertible Preferred Stock are entitled to receive cumulative dividends at the annual rate of $.56 per share, payable semi-annually on September 15 and March 15 of each year beginning September 15, 1992. Unpaid dividends have resulted in aggregate dividends in arrears of $606,816. The potential liability for dividends in arrears is contingent upon the Company's declaration of a dividend. The company does not plan to declare a dividend.

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

Date: November 19, 2014

Redify Group Inc.

(Registrant)

By_/s/ Samuel H. Gaer

Samuel H. Gaer, CEO

Principal Executive Officer,

By_/s/ Scott Emerson Lybbert

Scott Emerson Lybbert, CFO

Principal Financial Officer